Form 10QSB
period 2000-02-29
RESCON TECHNOLOGY CORP
filed 2000-12-11
CIK 769591

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 29, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------



                               Commission File No.
                                   -----------
                                    000-13822


                             RESCON TECHNOLOGY CORP.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

          NEVADA                                             83-0210455
         --------                                           ------------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                         5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)262-8844

                              None, Not Applicable;

                                   -----------
          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes  X     No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                OCTOBER 24, 2000

                                    3,861,084

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                             RESCON TECHNOLOGY CORP.
                                 BALANCE SHEETS
                      February 29, 2000 and August 31, 1999


                                                            02/29/2000          08/31/1999
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS


Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $             0        $        0
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                     0                 0

         Total Liabilities                                             0                 0
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 4,267,288 shares                               386                11
     Paid-in Capital                                           4,486,972         4,468,598
     Accumulated Deficit                                      (4,487,358)       (4,468,609)
                                                          --------------        ----------
         Total Stockholders' Deficit                                   0                 0

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========


                             RESCON TECHNOLOGY CORP.
                            STATEMENTS OF OPERATIONS
 For the Three and Six Month Periods Ended February 29, 2000 and February 28, 1999

                                              Three          Three         Six            Six
                                             Months         Months        Months         Months           Reactivation (July
                                              Ended          Ended        Ended          Ended            14, 1999) through
                                           02/29/2000     02/28/1999    02/29/2000     02/28/1999         February 29, 2000
                                          -------------  -------------  ----------     ----------        ---------------------
                                           [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0  $       0      $        0         $               0
                                          -------------  -------------  ---------      -----------        -----------------
NET REVENUE                                           0              0          0               0                         0

Operating Expenses
    Operating Expenses                           18,749              0     18,749               0                    19,749
                                          -------------  -------------  ---------      ----------         -----------------
Total Operating Expenses                         18,749              0     18,749               0                    19,749

                                          -------------  -------------  ---------      ----------         -----------------
Net Income Before Taxes                  $      (18,749) $           0    (18,749)               0                  (19,749)
                                          =============  =============  =========      ==========         =================

Income/Franchise taxes                                0              0          0               0                         0

Net loss                                        (18,749)             0    (18,749)              0                   (19,749)

Loss Per Share                           $        (0.01) $           0  $   (0.01)     $        0        $            (0.01)
                                          =============  =============  =========      ==========         =================

Weighted Average Shares Outstanding           1,984,767        108,450  1,047,322         108,450                   859,833
                                          =============  =============  =========      ==========         =================



                             Formula Footwear, Inc.
                            STATEMENTS OF CASH FLOWS
 For the Three and Six Month Periods Ended February 29, 2000 and February 28, 1999

                                              Three          Three         Six            Six
                                             Months         Months        Months         Months           Reactivation (July
                                              Ended          Ended        Ended          Ended            14, 1999) through
                                           02/29/2000     02/28/1999    02/29/2000     02/28/1999         February 29, 2000
                                          -------------  -------------  ----------     ----------        ---------------------
                                           [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]
Cash Flows Used For Operating
Activities
-----------------------------------------


  Net Loss                                 $     (18,749)  $          0 $  (18,749)     $       0                   (19,749)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations                 0              0          0              0                         0
    Shares issued for forgiveness of debt         18,749              0     18,749              0                    19,749
    Increase/(Decrease) in accounts payable            0              0          0              0                         0
    Increase/(Decrease) in loans from                  0              0          0              0                         0
shareholder
                                            ------------   ------------  ---------     -----------        --------------------
      Net Cash Used For Operating Activities           0              0          0              0                         0
                                            ============   ============  =========     ===========        ====================

Cash Flows Provided by Financing Activities            0              0          0              0                         0
--------------------------------------------

      Net Increase In Cash                             0              0          0              0                         0

      Beginning Cash Balance                           0              0          0              0                         0

      Ending Cash Balance                $             0 $            0          0              0                         0
                                            ------------   ------------  ---------     -----------        --------------------


     NOTES TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The August 31, 1999, balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending February 29, 2000, or since before approximately 1994. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The  Company  has had no  operations  during  the  quarterly  period  ended
February 29, 2000, or since on or before approximately 1994. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $18,749, stemming from general and administrative expenses.

Liquidity

     At February 29, 2000, the Company had total current assets of $0 and total liabilities of $0.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RESCON TECHNOLOGY CORP.


Date:12/10/00               /S/ RYAN SEARE
                            Ryan Seare, Vice President and Director