Form 10QSB
period 2000-05-31
RESCON TECHNOLOGY CORP
filed 2000-12-11
CIK 769591

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 2000

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

                                OCTOBER 24, 2000

                                    3,861,084

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

 The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                             RESCON TECHNOLOGY CORP.
                                 BALANCE SHEETS
              For the Period Ended May 31, 2000 and August 31, 1999

                                                            05/31/2000          08/31/1999
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
                                                          ==============        ==========



                             RESCON TECHNOLOGY CORP.
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Month Periods Ended May 31, 2000 and 1999


                                             Three           Three          Nine           Nine
                                             Months         Months         Months          Months       Reactivation (July
                                             Ended           Ended         Ended           Ended        14, 1999) through
                                           05/31/2000     05/31/1999     05/31/2000      05/31/1999         May 31, 2000

                                         --------------  -------------   ----------  -----------------  ---------------------
                                          [Unaudited]     [Unaudited]    [Unaudited]    [Unaudited]
REVENUE


   Income                              $              0 $            0 $          0 $                0   $              0
                                         --------------  -------------   ----------  -----------------  -----------------
NET REVENUE                                           0              0            0                  0                  0

Operating Expenses

      Operating Expenses                              0              0       18,749                  0             19,749
                                         --------------  -------------   ----------  -----------------  -----------------
Total Operating Expenses                              0              0       18,749                  0             19,749

                                         --------------  -------------   ----------  -----------------  -----------------
Net Income Before Taxes                 $             0 $            0$     (18,749)$                0            (19,749)
                                         ==============  =============   ==========  =================  =================

Income/Franchise taxes                                0                           0                  0                  0

Net loss                                              0              0      (18,749)                 0            (19,749)

Loss Per Share                          $             0 $            0 $      (0.01)$                0   $          (0.01)
                                         ==============  =============   ==========  =================  =================

Weighted Average Shares Outstanding           3,859,656        108,450    1,984,766            108,450          1,716,925
                                         ==============  =============   ==========  =================  =================



                             RESCON TECHNOLOGY CORP.
                            STATEMENTS OF CASH FLOWS
        For the Three and Nine Month Periods Ended May 31, 2000 and 1999

                                               Three          Three      Nine Months    Nine Months
                                               Months        Months                                     Reactivation (July
                                               Ended          Ended         Ended          Ended        14, 1999) through
                                             05/31/2000    05/31/1999     05/31/2000    05/31/1999           May 31, 2000
                                            ------------  -------------  ------------  -------------    ---------------------
                                            [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $           0 $            0 $     (18,749) $           0    $            (19,749)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations                 0              0             0              0                       0
    Shares issued for forgiveness of debt              0              0        18,749              0                  19,749
    Increase/(Decrease) in loans from                  0              0             0              0                       0
shareholder
                                            ------------  -------------  ------------  -------------    --------------------
      Net Cash Used For Operating Activities           0              0             0              0                       0
                                            ============  =============  ============  =============    ====================

Cash Flows Provided by Financing                       0              0             0              0                       0
Activities
--------------------------------------------

      Net Increase In Cash                             0              0             0              0                       0

      Beginning Cash Balance                           0              0             0              0                       0

      Ending Cash Balance                $             0$             0$            0$             0                       0
                                            ------------  -------------  ------------  -------------    --------------------



NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The August 31, 1999 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending May 31, 2000, or since before approximately 1994. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended May 31, 2000, or since on or before approximately 1994. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $0, stemming from general and administrative expenses.

Liquidity

     At May 31, 2000, the Company had total current assets of $0 and total liabilities of $0.

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

                            RESCON TECHNOLOGY CORP.



Date:12/10/00               /S/RYAN SEARE
                            Ryan Seare, Vice President and Director