Form 10KSB
period 2000-08-31
RESCON TECHNOLOGY CORP
filed 2000-12-11
CIK 769591

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended August 31, 2000
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

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


                 5525 SOUTH 900 EAST, SUITE 110 Salt Lake City,
                                   Utah 84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844


          (Former Name or Former Address, if changed since last Report)
                                      NONE


Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value common stock


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: August 31, 2000 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     August 31, 2000 - $577. There are approximately 57,720 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.01 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                OCTOBER 24, 2000
                                    3,861,084

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

     Rescon Technology Corp., (the "Company") was incorporated under the laws of the State of Wyoming on December 9, 1968, under the name "Platte River Construction Company, Inc." The purposes for which the corporation was organized was to engage in and to do any lawful act concerning any or all lawful businesses for which corporations may be organized.

     The Company had an initial authorized capital of $49,500 consisting of 49,500 shares of $1.00 par value common stock.

     The Company amended its Articles of Incorporation on February 1, 1985, to change its name from "Platte River Construction Company, Inc." to "Rescon Technology Corporation" Also, the Articles were amended to increase the total number of shares authorized from 49,500 to 770,000,000 and to change the par value from $1.00 per share to $.0001 per share.

     On April 1, 1985, the Company amended its Articles of Incorporation to change the total number of shares authorized from 770,000,000 to 1,000,000 with the par value remaining $.0001 per share.

     On or about May 21, 1985, the Company filed an S-18 Registration Statement with the Securities and Exchange Commission.

     On December 13, 1999, the Company completed a merger with Rescon Technology Corp., a Nevada Corp., with the Nevada corporation being the surviving corporation. In connection with said merger, the shareholders of the Wyoming corporation received 1 share of the Nevada corporation for every 7,000 shares of the Wyoming corporation; provided, that no stockholder, computed on a per stock certficate or record basis, owning 10 or more shares was reduced to less than 10 shares as a result of the reverse split and that no stockholder owning less than 10 shares, on a per stock certificate of record basis, was affected by the reverse split.

     Public Offering.
     ---------------

     The Company made a registered public offering, on Form S-18, of its $.001 par value common stock. The public offering was completed on August 9, 1985, when the Company sold 221,311,500 units consisting of one share of common stock and a warrant. Each unit was sold for $.01. Two warrants entitled a holder to purchase one share of common stock for $.015 per share.

     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

Business.
---------

     The Company manufactured and sold chemicals and related products for the permanent repair and protection on concrete and steel structures. The Company developed its own formulas, and researched and tested these formulas for commercial applications.The Company's products have been used in projects by the Federal Highway Administration in conjunction with individual states such as Virginia, Oregon, New York, Minnesota and Nebraska. Private industry projects utilizing the Company's products have included parking ramps in Minnesota, Ohio, West Virginia and Kansas. It ceased such operations over ten years ago.

     Other than the above-referenced matters and seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over ten years. The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders, once the Board of Directors sets guidelines of industries in which the Company may have an interest.

     The Company is unable to predict the time when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries to the Company.

Risk Factors.
------------

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and will be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Extremely Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenue for over the past ten years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

     Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

     Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has been no "established public market" for the Company's common stock during the last five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Reg.
Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products or Services and their Markets.
-------------------------------------------------

     None; not applicable

Competition.
------------

     None; not applicable

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
-----------------------------------------------------------------------------

     None; not applicable

Need for any Governmental Approval of Principal Products of Services.
---------------------------------------------------------------------

     None; not applicable

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Research and Development.
------------------------

     None; not applicable

Cost and Effects of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable

Number of Employees.
-------------------

     None; not applicable


Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of Duane S. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Nevada. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended August 31, 2000, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There has been no "public market" for shares of common stock of the Company for the past two years. The Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 1,988.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On August 9, 1999, the Company issued 715 "unregistered" and "restricted" common shares to both Ryan Seare, the Company's Vice President, and Nicholl Heieren, the Company's Secretary. These shares were in consideration of services rendered and issued at a value of $0.005 per share.

     On December 20, 1999, the Company issued 569,820 "unregistered" and "restricted" common shares to Jenson Services, Inc., in consideration of payment of $2,849.10 of expenses incurred on behalf of the Company. These shares were issued at a value of $0.005 per share.

     On December 20, 1999, the Company issued 1,012,466 "unregistered" and "restricted" common shares to Calamitous, L.C.; 1,012,466 such common shares to Kelly Trimble, and 1,012,468 such common shares to Maven Strategic Partners, Inc. The Company issued these three entities these shares in full satisfaction of payment of $15,187 based on a value of $.005 per share.

     On  January  1,  2000,  the  Company  issued  237,570   "unregistered"  and
"restricted" common shares to James Doolin. These shares were issued in consideration of services rendered and issued at a value of $.005 per share.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of August 31, 2000, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaing its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent fiscal years.

     At August 31, 2000, the Company's had no assets. During the period ended August 31, 2000, the Company had a net loss of $18,749. The Company has received no revenues in either of its two most recent fiscal years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended August 31, 2000 and 1999

          Independent Auditors' Report

          Balance Sheets - August 31, 2000

          Statements of Operations for the years ended
          August 31, 2000 and 1999

          Statements of Stockholders' Equity for the years ended August 31, 2000 and 1999

          Statements of Cash Flows for the years ended
          August 31, 2000 and 1999

          Notes to the Financial Statements

                          ResCon Technology Corporation
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                 August 31, 2000





                          ResCon Technology Corporation
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                                                               Page

Independent Auditors' Report                                                                                                      1

Balance Sheet -- August 31, 2000                                                                                                  2

Statement of Operations for the periods ended August 31, 2000 and 1999 and for the
period from Reactivation [July 14, 1999] through August 31, 2000                                                                  3

Statement of Stockholders' Equity for the periods ended August 31, 2000 and 1999,
and for the period from Reactivation [July 14, 1999] through August 31, 2000                                                      4

Statement of Cash Flows for the periods ended August 31, 2000 and 1999, and for the
period from Reactivation [July 14, 1999] through August 31, 2000                                                                  5

Notes to Financial Statements                                                                                                6 -- 8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
ResCon Technology Corporation [a development stage company]


We have audited the accompanying balance sheet of ResCon Technology Corporation [a development stage company] as of August 31, 2000, and the related statements of operations, stockholders' Equity, and cash flows for the periods ending August 31, 2000 and 1999, and for the period from Reactivation [July 14, 1999] through August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ResCon Technology Corporation
[a development stage company] as of August 31, 2000, and the results of operations and cash flows for the periods ended August 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, minimal assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   /S/ MANTYLA MCREYNOLDS
                                                   Mantyla McReynolds

Salt Lake City, Utah
September 29, 2000


                          ResCon Technology Corporation
                          [A Development Stage Company]
                                  Balance Sheet
                                 August 31, 2000


                                             ASSETS


Assets

                       Total Assets                                            $                 0
                                                                                 ==================

                              LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities

         Total Liabilities                                                                       0


Stockholders' Equity:
 Common Stock - 1,000,000,000 shares authorized
having   a par value of $.0001 per share; 3,859,656
shares issued and outstanding                                                                  386
 Additional Paid-in Capital                                                              4,486,972
 Accumulated Deficit                                                                    (4,487,358)
                                                                                 ------------------
                Total Stockholders' Equity                                                       0
                                                                                 ------------------
        Total Liabilities and Stockholders' Equity                             $                 0
                                                                                 ==================





                         See accompanying notes to financial statements.







                                               2

                          ResCon Technology Corporation
                          [A Development Stage Company]
                             Statement of Operations
    For the Period from Reactivation [July 14, 1999] through August 31, 2000


                                                    Twelve            Reactivation          Reactivation
                                                    months             (July 14,             (July 14,
                                                     ended           1999) through         1999) through
                                                  August 31,           August 31,            August 31,
                                                     2000                 1999                  2000
                                                ---------------     ----------------      ----------------

Revenues                                    $              -0-  $               -0-   $               -0-

General & Administrative Expenses                       18,749                1,000                19,749

             Operating Income                          (18,749)              (1,000)              (19,749)

      Net Income Before Income Taxes                   (18,749)              (1,000)              (19,749)

Current Year Provision for Income Taxes                    -0-                  -0-                   -0-
                                                ---------------     ----------------      ----------------

Net Income                                  $          (18,749) $            (1,000)  $           (19,749)
                                                ===============     ================      ================


Income Per Share                            $            (0.01) $             (0.01)   $           (0.01)
                                                ===============     ================      ===============

Weighted Average Shares Outstanding                   3,578,994              109,878            2,578,994
                                                ===============     ================      ===============



                         See accompanying notes to financial statements.

                                               3

                          ResCon Technology Corporation
                          [A Development Stage Company]
                        Statement of Stockholders' Equity
    For the Period from Reactivation [July 14, 1999] through August 31, 2000


                                                              Additional                              Net
                                Common           Common         Paid-in         Accumulated      Stockholders'
                                Shares            Stock         Capital           Equity            Equity
                             -------------     ----------     -----------      -------------     -------------
Balance at reactivation, [July 14,
1999]                          696,686,507         69,669      4,397,940         (4,467,609)                 0
Issued shares to officers for
services at par                 10,000,000          1,000                                                1,000
Merge with Nevada corporation
trade stock 1 for 7000       (706,576,629)       (70,658)          70,658                                    0
Net loss for the period July 14,
1999 through August 31, 2000                                                         (1,000)           (1,000)
                             -------------     ----------     -----------      -------------     -------------
Balance, August 31, 1999           109,878 $           11 $     4,468,598  $     (4,468,609) $               0
                             -------------     ----------     -----------      -------------     -------------
Issued shares for services and
expenses                         3,749,778            375          18,374                               18,749
                                                                                    (18,749)          (18,749)
                             -------------     ----------     -----------      -------------     -------------
Balance, August 31, 2000         3,859,656            386       4,486,972        (4,487,358)                 0
                             =============     ==========     ===========      =============     =============





                          See accompanying notes to financial statements.
                                   ResCon Technology Corporation



                          [A Development Stage Company]
                             Statement of Cash Flows
    For the Period from Reactivation [July 14, 1999] through August 31, 2000

                                                                         Reactivation
                                                           Twelve          (July 14,        Reactivation
                                                           months            1999)            (July 14,
                                                            ended           through         1999) through
                                                         August 31,       August 31,         August 31,
                                                            2000             1999               2000
                                                        -------------    -------------     ---------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                            $        (18,749) $        (1,000) $          (19,749)
Adjustments to reconcile net income to net cash provided
      by operating activities:
  Issued common stock for service or expenses                  18,749            1,000              19,749
                                                        -------------    -------------     ---------------
      Net Cash Used for Operating Activities                      -0-              -0-                 -0-

          Net Increase/(Decrease) in Cash                         -0-              -0-                 -0-

Beginning Cash Balance                                            -0-              -0-                 -0-
                                                        -------------    -------------     ---------------

Ending Cash Balance                                   $           -0-  $           -0-   $             -0-
                                                        =============    =============     ===============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest              $           -0-  $           -0-   $             -0-
  Cash paid during the year for income taxes          $           -0-  $           -0-   $             -0-



                          See accompanying notes to financial statements.








                          ResCon Technology Corporation
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 August 31, 2000

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (a)    Organization

               ResCon Technology Corporation was organized as a Wyoming corporation and spent many years (since 1976) in the business of manufacturing and selling chemicals and related products for the permanent repair and protection of concrete and steel structures. However, the Company liquidated all assets prior to 1994 and has had no business activity since. In July of 1999, the Company merged with and into Rescon Technology Corporation, a Nevada corporation, and wholly owned subsidiary. The merger was effected for the purpose of changing the corporate domicile to Nevada, and to provide for the exchange of 1 share of the Nevada corporation to the stockholders for each 7,000 shares of the Wyoming corporation(see Note 4).

               The Company is currently in the development stage and is seeking new business opportunities.

               The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of August 31, 2000 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents as of August 31, 2000.


               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at August 31, 2000.

                                   ResCon Technology Corporation
                                   [A Development Stage Company]
                                  Notes to Financial Statements
                                          August 31, 2000
                                            [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]


               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated significant losses since inception, has no assets, and has no operations as of August 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to recommence its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2020. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                          Estimated
Description                                  NOL            Tax           Rate
   Federal Income Tax                       $2,898,692      $985,555      34%
   Valuation allowance                                      (985,555)
                                                        -------------
        Deferred tax asset 12/31/1999                             $0

               The valuation allowance has increased $6,374, from $979,181 at August 31, 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     For material documentation respecting the change in the Company's auditors, see item 13 of the Company's Current Report on Form 8-K, filed October 23, 2000.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Stephen Nagel         President        02/85          *
                      Director         01/77          *

Ryan Seare            Vice President   05/99          *
                      Director         05/99          *

Nicholl Heieren       Secretary        05/99          *
                      Director         05/99          *


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Stephen R. Nagel, President and a director is 49 years of age. Mr. Nagel has an MBA from Arizona State University and a JD from the University of Wyoming. Mr. Nagel was the founding CEO of Selectronics, a consumer electronics and software publisher from 1983 to 1991, and Mr. Nagel is also President and a director of Kolorfusion International, Inc., both public companies.

     Ryan Seare, Vice President and a director is 25 years of age. Mr. Seare currently manages Lemco Floor Coverings of Salt Lake City, Utah. Mr. Seare graduated from University of Utah, in Salt Lake City, Utah, with a degree in communications in December 1999.

     Nicholl Heieren, Secretary and a director is 23 years of age. Ms. Heieren is currently involved in the film industry, and is currently completing an independent film project. Ms. Heieren graduated from the University of Utah with a degree in Family and Consumer Studies in December 1999.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

None; not applicable.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Each of the Company's directors has filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission on or around November 6, 2000; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Stephen
Nagel,        08/31/00    0     0     0     0      0     0   0
President,    08/31/99    0     0     0     0      0     0   0
Director      08/31/98    0     0     0     0      0     0   0


Ryan
Seare         08/31/00    0     0     0   715*     0     0   0
Vice Pres./   08/31/99    0     0     0     0      0     0   0
Director      08/31/98    0     0     0     0      0     0   0


Nicholl       08/31/00    0     0     0   715*     0     0   0
Heieren,      08/31/99    0     0     0     0      0     0   0
Secretary     08/31/98    0     0     0     0      0     0   0
Director

* For further information relating to these issuances see "Recent Sales of "unregistered" and "restricted" securities."

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending August 31, 2000, 1999, or 1998, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of October 20, 2000, with the computations being based upon 3,861,084 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------
Jenson Services, Inc.*        569,820                    15%

Calamitous, L.C.            1,012,466                    26%

Kelly Trimble               1,012,466                    26%

Maven Strategic
Partners, Inc.              1,012,468                    26%
                              -------                   -----
                            3,607,220                    93%

   * Duane Jenson is the President of Jenson Services, Inc., and may be deemed the beneficial owner of Jenson Services, Inc.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Stephen Nagel                     49,239              1%
14510 East Fremont Avenue
Englewood, CO 80112

Ryan Seare                           714              0%
2226 East Arbor Land
Holladay, UT 84117

Nicholl Heieren                      714              0%
6 Parkside Lane
Sandy, UT 84092
                              -----------           ------
All directors and
executive officers                50,667              1%
as a group (3 persons)


Changes in Control.
-------------------

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of "Unregistered" and "Restricted" Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     *Current Reports on Form 8-K/A as filed on October 23, 2000.

* This document has previously been filed with the Securities and Exchange Commission and is incorporated herein by this reference.

Exhibits
--------

Exhibit
Number                             Description
-------                            -----------

  3.3                                Articles of Merger
                                     with respect to a change
                                     of domicile from Wyoming to
                                     Nevada, and a reverse split
                                     on a basis of 7,000-1 stock reverse split

  27                                 Financial Data Schedule

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RESCON TECHNOLOGY CORPORATION



Date:12/10/00                          /S/STEPHEN NAGEL
                                       Stephen Nagel
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       RESCON TECHNOLOGY CORPORATION



Date: 12/10/00                         /S/STEPHEN NAGEL
                                       Stephen Nagel
                                       President and Director


Date:12/10/00                           /S/RYAN SEARE
                                        Ryan Seare
                                        Vice President and Director

EX-3



                              ARTICLES OF MERGER OF
                          RESCON TECHNOLOGY CORPORATION
                             (a Wyoming corporation)
                                  WITH AND INTO
                          RESCON TECHNOLOGY CORPORATION
                             (a Nevada corporation)


Rescon Technology Corporation, a corporation formed under the laws of the State of Wyoming, desiring to merge with Rescon Technology Corporation, a corporation formed under the laws of the State of Nevada, and which also desires such merger, all pursuant to the provisions of the Nevada Revised Statutes, DO HEREBY CERTIFY as follows:

          FIRST: That the names and states of incorporation of each constituent corporation are:

                NAME                            STATE OF  INCORPORATION

        Rescon  Technology  Corporation                Wyoming
        Rescon Technology Corporation                   Nevada

          SECOND: That Rescon Technology Corporation, Wyoming owns all of the outstanding shares of Rescon Technology Corporation,. Nevada.

          THIRD: That an Agreement of Merger has been approved, adopted, certified, executed and acknowledged by each constituent corporation in accordance with laws of the State of Wyoming and laws of the State of Nevada.

          FOURTH:  That  the  name  of  the  Surviving   Corporation  is  Rescon
          Technology Corporation, the Nevada corporation.

          FIFTH: That on the 14th day of July, 1999, the Board of Directors of Rescon Technology Corporation, Wyoming authorized the following resolution. "RESOLVED, that the directors and officers of the Wyoming Corporation and the Nevada Corporation adopt an Agreement of Merger and Joint Corporate Resolutions regarding the Agreement of Merger, subject to the respective laws of the States of Wyoming and Nevada, to effect such change of domicile providing for the exchange of 1 share of the Nevada Corporation to the stockholders for each 7,000 shares of the Wyoming Corporation on the surrender of any certificate thereof; while retaining the current authorized capital and par value, with appropriate in the stated capital accounts and capital surplus accounts, with all fractional shares being rounded up to the nearest whole share provided, however, that no stockholder, computed on a per stock certificate of record basis on the effective date hereof, currently owning 10 or more shares shall be reduced to less than 10 shares as a result of the reverse split and that no stockholder owning less than 10 shares, on the per stock certificate of record basis on the effective date hereof, shall be affected by the reverse split; such additional shares required to provide the minimum of 10 shares to be conveyed to the shareholders will be issued by the Company; and provided, further, that all fractional shares shall be rounded up to the nearest whole share, and that these shares shall be provided by the Company. The Company will issue up to 30,000 shares to DTC for these purposes."

          SIXTH: On September 18, 1999, the merger and share exchange between Rescon Technology Corporation., Wyoming and Rescon Technology Corporation, Nevada was approved at a Special Meeting of the Shareholders of Rescon Technology Corporation, Wyoming, by a majority vote of the shareholders in accordance with Wyoming and Nevada law. The number of shares of common stock outstanding and eligible to vote on the merger were 706,686,507.

                              354,343,254 shares voted in favor
                                 40,000 shares voted against
                                      0 shares abstained

          The number of shares voting in favor or the merger was sufficient to approve it.

          SEVENTH: That the Certificate of Incorporation of Rescon Technology Corporation, the Nevada Corporation, as now in force and effect, shall continue to be the Certificate of Incorporation of the Surviving Corporation until amended and changed pursuant to the provisions of the laws of the State of Nevada.

          EIGHTH: That an executed copy of the Agreement of Merger is on file at the registered office of the surviving corporation, Kelly L. Turner, Esq., 245 East Liberty Street, Suite 200, Reno, NV 89501, and at the office of the corporation located at 5525 South 900 Ease, Suite 110, SLC, UT 84117, and at the office of Leonard W. Burningham, Esq., counsel for the surviving corporation 455 East 500 South, Suite 200, SLC, UT 84111, and that a copy of the Articles of Merger will be furnished by the surviving corporation, on request and without cost, to any stockholder of either constituent corporation.

          NINTH: That the date that the State of Nevada receives the Articles of Merger will be the effective date of the merger.

          IN WITNESS WHEREOF, said Rescon Technology Corporation, a Wyoming corporation and Rescon Technology Corporation, a Nevada corporation, have caused this Certificate to be executed by its officers thereunto duly authorized this 26th day of October, 1999.


 Attest:                                        Rescon Technology Corporation
                                                (a Wyoming corporation)

/S/ RYAN SEARE
Ryan Seare,  Vice President

/S/ NICHOLL HEIEREN
Nicholl Heieren, Secretary

                                                Rescon Technology Corporation
                                                (a Nevada corporation)

/S/ RYAN SEARE
Ryan Seare, Vice President

/S/ NICHOLL HEIEREN
Nicholl Heieren, Secretary