Form 10QSB
period 2000-11-30
RESCON TECHNOLOGY CORP
filed 2000-12-11
CIK 769591

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 2000

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

                                DECEMBER 01, 2000

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

                             RESCON TECHNOLOGY CORP.
                                 BALANCE SHEETS
           For the Period Ended November 30, 2000 and August 31, 2000

                                                            11/30/2000          08/31/2000
                                                          --------------        ----------
                                                           [Unaudited]
                                     ASSETS

Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         1,628        $        0
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                     0                 0

         Total Liabilities                                         1,628                 0
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 4,267,288 shares                               386               386
     Paid-in Capital                                           4,486,972         4,486,972
     Accumulated Deficit                                      (4,488,986)       (4,487,358)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (1,628)                0

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                             RESCON TECHNOLOGY CORP.
                            STATEMENTS OF OPERATIONS
            For the Three Month Period Ended November 30, 2000, 1999 and
   For the Period from Reactivation [July 14, 1999] through November 30, 2000

                                               Three          Three
                                               Months         Months    Reactivation (July 14,
                                               Ended          Ended         1999) through
                                             11/30/2000     11/30/1999    November 30, 2000
                                          -------------  -------------  ---------------------
                                           [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0  $               0
                                          -------------  -------------  -----------------
NET REVENUE                                           0              0                  0

Operating Expenses
    Operating Expenses                            1,628              0             21,377
                                          -------------  -------------  -----------------
Total Operating Expenses                          1,628              0             21,377

                                          -------------  -------------  -----------------
Net Income Before Taxes                  $      (1,628) $            0            (21,377)
                                          =============  =============  =================

Income/Franchise taxes                                0              0                  0

Net loss                                        (1,628)              0            (21,377)

Loss Per Share                           $       (0.01) $       (0.01)              (0.01)
                                          =============  =============  =================

Weighted Average Shares Outstanding          3,578,994        109,878           2,778,994
                                          =============  =============  =================



                             RESCON TECHNOLOGY CORP.
                            STATEMENTS OF CASH FLOWS
            For the Three Month Period Ended November 30, 2000, 1999 and
   For the Period from Reactivation [July 14, 1999] through November 30, 2000

                                               Three          Three
                                               Months         Months    Reactivation (July 14,
                                               Ended          Ended         1999) through
                                             11/30/2000     11/30/1999    November 30, 2000
                                            ------------   ------------ ---------------------
                                            [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $     (1,628)  $           0               (21,377)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations                 0              0                     0
    Shares issued for forgiveness of debt              0              0                19,749
    Increase/(Decrease) in accounts payable            0              0                     0
    Increase/(Decrease) in loans from              1,628              0                 1,628
shareholder
                                            ------------   ------------         -------------
      Net Cash Used For Operating Activities           0              0                     0
                                            ============   ============         =============

Cash Flows Provided by Financing Activities            0              0                     0
--------------------------------------------

      Net Increase In Cash                             0              0                     0

      Beginning Cash Balance                           0              0                     0

      Ending Cash Balance                $             0 $            0                     0
                                            ------------   ------------         -------------


NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The August 31, 2000 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending November 30, 2000, or since before approximately 1994. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended November 30, 2000, or since on or before approximately 1994. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,628, stemming from general and administrative expenses.

Liquidity

     At November 30, 2000, the Company had total current assets of $0 and total liabilities of $1,628.

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