Form 10QSB/A
period 2000-05-31
RESCON TECHNOLOGY CORP
filed 2000-12-12
CIK 769591

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

                             RESCON TECHNOLOGY CORP.
                                 BALANCE SHEETS
              For the Period Ended May 31, 2000 and August 31, 1999

                                                            05/31/2000          08/31/1999
                                                          --------------        ----------
                                                           [Unaudited]
                                     ASSETS

Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $             0        $        0
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                     0                 0

         Total Liabilities                                             0                 0
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,861,084 and 109,878 shares                   386                11
     Paid-in Capital                                           4,486,972         4,468,598
     Accumulated Deficit                                      (4,487,358)       (4,468,609)
                                                          --------------        ----------
         Total Stockholders' Deficit                                   0                 0

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
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