Form 10QSB/A
period 2000-11-30
RESCON TECHNOLOGY CORP
filed 2000-12-12
CIK 769591

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

                             RESCON TECHNOLOGY CORP.
                                 BALANCE SHEETS
           For the Period Ended November 30, 2000 and August 31, 2000

                                                            11/30/2000          08/31/2000
                                                          --------------        ----------
                                                           [Unaudited]
                                     ASSETS

Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         1,628        $        0
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                     0                 0

         Total Liabilities                                         1,628                 0
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,861,084 and 109,878 shares                   386               386
     Paid-in Capital                                           4,486,972         4,486,972
     Accumulated Deficit                                      (4,488,986)       (4,487,358)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (1,628)                0

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
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