Form 10KSB/A
period 2000-08-31
RESCON TECHNOLOGY CORP
filed 2001-02-28
CIK 769591

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                  FORM 10-KSB/A



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

     On  January  1,  2000,  the  Company  issued  142,558   "unregistered"  and
"restricted" common shares to James Doolin. These shares were issued in consideration of services rendered and issued at a value of $.005 per share.

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

                                       RESCON TECHNOLOGY CORPORATION



Date:2/27/01                           /S/STEPHEN NAGEL
                                       Stephen Nagel
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       RESCON TECHNOLOGY CORPORATION



Date:02/27/01                          /S/ STEPHEN NAGEL
                                       Stephen Nagel
                                       President and Director


Date:02/28/01                          /S/ RYAN SEARE
                                       Ryan Seare
                                       Vice President and Director

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