Form 10QSB
period 2001-02-28
RESCON TECHNOLOGY CORP
filed 2001-03-14
CIK 769591

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 2001

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

                                 MARCH 01, 2001

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

                             RESCON TECHNOLOGY CORP.
                                 BALANCE SHEETS
    For the Period Ended February 28, 2001 and the Year Ended August 31, 2000

                                                            02/28/2001          08/31/2000
                                                          --------------        ----------
                                                           [Unaudited]
                                     ASSETS

Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         1,996        $        0
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                     0                 0

         Total Liabilities                                         1,996                 0
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,861,084 shares                               386               386
     Paid-in Capital                                           4,486,972         4,486,972
     Accumulated Deficit                                      (4,489,354)       (4,487,358)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (1,996)                0

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                             RESCON TECHNOLOGY CORP.
                            STATEMENTS OF OPERATIONS
 For the Three and Six Month Periods Ended February 28, 2001 and February 29, 2000

                                              Three          Three         Six            Six
                                             Months         Months        Months         Months           Reactivation (July
                                              Ended          Ended        Ended          Ended            14, 1999) through
                                           02/28/2001     02/29/2000    02/28/2001     02/29/2000         February 28, 2001
                                          -------------  -------------  ----------     ----------        ---------------------
                                           [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0  $       0      $        0         $               0
                                          -------------  -------------  ---------      -----------        -----------------
NET REVENUE                                           0              0          0               0                         0

Operating Expenses
    Operating Expenses                              369         18,749      1,996          18,749                    21,746
                                          -------------  -------------  ---------      ----------         -----------------
Total Operating Expenses                            369         18,749      1,996          18,749                    21,746

                                          -------------  -------------  ---------      ----------         -----------------
Net Income Before Taxes                  $         (369) $     (18,749)    (1,996)        (18,749)                  (21,746)
                                          =============  =============  =========      ==========         =================

Income/Franchise taxes                                0              0          0               0                         0

Net loss                                           (369)       (18,749)    (1,996)        (18,749)                  (21,746)

Loss Per Share                           $        (0.01) $       (0.01) $   (0.01)     $    (0.01)        $           (0.01)
                                          =============  =============  =========      ==========         =================

Weighted Average Shares Outstanding           3,861,084      1,984,767  3,861,084       1,047,322                  3,005,881
                                          =============  =============  =========      ==========         =================



                             RESCON TECHNOLOGY CORP.
                            STATEMENTS OF CASH FLOWS
 For the Three and Six Month Periods Ended February 28, 2001 and February 29, 2000

                                              Three          Three         Six            Six
                                             Months         Months        Months         Months           Reactivation (July
                                              Ended          Ended        Ended          Ended            14, 1999) through
                                           02/28/2001     02/29/2000    02/28/2001     02/29/2000         February 28, 2001
                                          -------------  -------------  ----------     ----------        ---------------------
                                           [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]
Cash Flows Used For Operating
Activities
-----------------------------------------


  Net Loss                                 $        (369)  $    (18,749) $  (1,996)     $ (18,749)                  (21,746)
  Adjustments to reconcile net loss to net,
cash
    used in operating activities:
    Loss from discountinued operations                 0              0          0              0                         0
    Shares issued for forgiveness of debt              0         18,749          0         18,749                    19,750
    Increase/(Decrease) in accounts payable            0              0          0              0                         0
    Increase/(Decrease) in loans from                369              0      1,996              0                     1,996
shareholder
                                            ------------   ------------  ---------     -----------        --------------------
      Net Cash Used For Operating Activities           0              0          0              0                         0
                                            ============   ============  =========     ===========        ====================

Cash Flows Provided by Financing Activities            0              0          0              0                         0
--------------------------------------------

      Net Increase In Cash                             0              0          0              0                         0

      Beginning Cash Balance                           0              0          0              0                         0

      Ending Cash Balance                $             0 $            0          0              0                         0
                                            ------------   ------------  ---------     -----------        --------------------


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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending February 28, 2001, or since before approximately 1994. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The  Company  has had no  operations  during  the  quarterly  period  ended
February 28, 2001, or since on or before approximately 1994. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $369, stemming from general and administrative expenses.

Liquidity

     At February 28, 2001, the Company had total current assets of $0 and total liabilities of $1,996.

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

                            RESCON TECHNOLOGY CORP.


Date:3/13/01                /S/ RYAN SEARE
                            Ryan Seare, Vice President and Director