Form 10QSB
period 2001-05-31
RESCON TECHNOLOGY CORP
filed 2001-06-25
CIK 769591

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 2001

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

                                  May 31, 2001

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

                             RESCON TECHNOLOGY CORP.
                                 BALANCE SHEETS
              For the Period Ended May 31, 2001 and August 31, 2000

                                                            05/31/2001          08/31/2000
                                                          --------------        ----------
                                                           [Unaudited]
                                     ASSETS

Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         2,224        $        0
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                 2,224                 0

         Total Liabilities                                         2,224                 0
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.0001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,861,084 shares                               386               386
     Paid-in Capital                                           4,486,972         4,486,972
     Accumulated Deficit                                      (4,489,582)       (4,487,358)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (2,224)                0

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                             RESCON TECHNOLOGY CORP.
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Month Periods Ended May 31, 2001 and 2000


                                             Three           Three          Nine           Nine
                                             Months         Months         Months          Months       Reactivation (July
                                             Ended           Ended         Ended           Ended        14, 1999) through
                                           05/31/2001     05/31/2000     05/31/2001      05/31/2000         May 31, 2001

                                         --------------  -------------   ----------  -----------------  ---------------------
                                          [Unaudited]     [Unaudited]    [Unaudited]    [Unaudited]
REVENUE


   Income                              $              0 $            0 $          0 $                0   $              0
                                         --------------  -------------   ----------  -----------------  -----------------
NET REVENUE                                           0              0            0                  0                  0

Operating Expenses

      Operating Expenses                            228              0        2,224             18,749             21,974
                                         --------------  -------------   ----------  -----------------  -----------------
Total Operating Expenses                            228              0        2,224             18,749             21,974

                                         --------------  -------------   ----------  -----------------  -----------------
Net Income Before Taxes                 $          (228)$            0$      (2,224)$          (18,749)           (21,974)
                                         ==============  =============   ==========  =================  =================

Income/Franchise taxes                                0                           0                  0                  0

Net loss                                           (228)             0       (2,224)           (18,749)           (21,974)

Loss Per Share                          $         (0.01)$            0 $      (0.01)$            (0.01)  $          (0.01)
                                         ==============  =============   ==========  =================  =================

Weighted Average Shares Outstanding           3,861,084      3,859,656    3,861,084          1,984,766          3,005,881
                                         ==============  =============   ==========  =================  =================



                             RESCON TECHNOLOGY CORP.
                            STATEMENTS OF CASH FLOWS
        For the Three and Nine Month Periods Ended May 31, 2001 and 2000

                                               Three          Three      Nine Months    Nine Months
                                               Months        Months                                     Reactivation (July
                                               Ended          Ended         Ended          Ended        14, 1999) through
                                             05/31/2001    05/31/2000     05/31/2001    05/31/2000           May 31, 2001
                                            ------------  -------------  ------------  -------------    ---------------------
                                            [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $        (228)$            0 $      (2,224) $     (18,749)    $           (21,974)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations                 0              0             0              0                       0
    Shares issued for forgiveness of debt              0              0             0         18,749                  19,750
    Increase/(Decrease) in loans from                228              0         2,224              0                   2,224
shareholder
                                            ------------  -------------  ------------  -------------    --------------------
      Net Cash Used For Operating Activities           0              0             0              0                       0
                                            ============  =============  ============  =============    ====================

Cash Flows Provided by Financing                       0              0             0              0                       0
Activities
--------------------------------------------

      Net Increase In Cash                             0              0             0              0                       0

      Beginning Cash Balance                           0              0             0              0                       0

      Ending Cash Balance                $             0$             0$            0$             0                       0
                                            ------------  -------------  ------------  -------------    --------------------



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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending May 31, 2001, or since before approximately 1994. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended May 31, 2001, or since on or before approximately 1994. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $228, stemming from general and administrative expenses.

Liquidity

     At May 31, 2001, the Company had total current assets of $0 and total liabilities of $2,224.

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

                            RESCON TECHNOLOGY CORP.



Date:6/4/01                 /S/VICTORIA JENSON
                            Victoria Jenson, Vice President and Director