Form 10KSB
period 2001-08-31
RESCON TECHNOLOGY CORP
filed 2001-11-30
CIK 769591

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended August 31, 2001
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: August 31, 2001 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     August 31, 2001 - $577. There are approximately 57,720 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.01 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                NOVEMBER 20, 2001
                                    3,860,869

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended August 31, 2001, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company shares are traded on the OTC Bulletin Board, the symbol is RCTC. The Company shares have been traded on the OTC Bulletin Board since August 14, 2001; however, management does not expect any public market activity to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 2,038.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On August 9, 1999, the Company issued 715 "unregistered" and "restricted" common shares to both Ryan Seare, the Company's Ex-Vice President, and Nicholl Heieren, the Company's Ex-Secretary. These shares were in consideration of services rendered and issued at a value of $0.005 per share.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of August 31, 2001, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaing its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent fiscal years.

     At August 31, 2001, the Company's had no assets. During the period ended August 31, 2001, the Company had a net loss of $2,692. The Company has received no revenues in either of its two most recent fiscal years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended August 31, 2001 and 2000

          Independent Auditors' Report

          Balance Sheets - August 31, 2001

          Statements of Operations for the years ended
          August 31, 2001 and 2000

          Statements of Stockholders' Equity for the years ended August 31, 2001 and 2000

          Statements of Cash Flows for the years ended
          August 31, 2001 and 2000

          Notes to the Financial Statements

                                  ResCon Technology Corporation
                                 [A Development Stage Company]
                      Financial Statements and Independent Auditors' Report
                                         August 31, 2001


                                  ResCon Technology Corporation
                                  [A Development Stage Company]
                                        TABLE OF CONTENTS


                                                                                                                               Page

Independent Auditors' Report                                                                                                      1

Balance Sheet -- August 31, 2001                                                                                                  2

Statements of Operations for the years ended ended August 31, 2001 and 2000 and for
the period from Reactivation [July 14, 1999] through August 31, 2001                                                              3

Statements of Stockholders' Equity/(Deficit) for the years ended August 31, 2001 and
2000, and for the period from Reactivation [July 14, 1999] through August 31, 2001                                                4

Statements of Cash Flows for the years ended August 31, 2001 and 2000, and for the
period from Reactivation [July 14, 1999] through August 31, 2001.                                                                 5

Notes to Financial Statements                                                                                                6 -- 8


                                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
ResCon Technology Corporation [a development stage company]


We have audited the accompanying balance sheet of ResCon Technology Corporation [a development stage company] as of August 31, 2001, and the related statements of operations, stockholders' Equity, and cash flows for the years ending August 31, 2001 and 2000, and for the period from Reactivation [July 14, 1999] through August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ResCon Technology Corporation
[a development stage company] as of August 31, 2001, and the results of operations and cash flows for the years ended August 31, 2001 and 2000, and for the period from reactivation through August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           /S/MANTYLA MCREYNOLDS
                                                              Mantyla McReynolds

Salt Lake City, Utah
October 12, 2001


                                  ResCon Technology Corporation
                                  [A Development Stage Company]
                                          Balance Sheet
                                         August 31, 2001


                                             ASSETS


Assets
    Total Current Assets                                                       $                 0
                                                                                 ------------------
                       Total Assets                                            $                 0
                                                                                 ==================

                              LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities
  Payable to shareholder - Note 4                                                             2,692
                                                                                 ------------------
    Total Current Liabilities                                                                 2,692
                                                                                 ------------------
         Total Liabilities                                                                    2,692


Stockholders' Equity:
 Common Stock - 1,000,000,000 shares authorized
   having   a par value of $.0001 per share; 3,860,869
   shares issued and outstanding                                                               386
 Additional Paid-in Capital                                                              4,486,972
 Accumulated Deficit prior to development stage                                         (4,467,609)
 Deficit accumulated during the development stage                                          (22,441)
                                                                                 ------------------
                Total Stockholders' Equity                                                  (2,692)
                                                                                 ------------------
        Total Liabilities and Stockholders' Equity                             $                 0
                                                                                 ==================


                                  ResCon Technology Corporation
                                  [A Development Stage Company]
                                    Statements of Operations
       For the Years ended August 31, 2001 and 2000, and for the Period from Reactivation
                            [July 14, 1999] through August 31, 2001


                                                     Year                 Year              Reactivation
                                                     ended               ended                through
                                                  August 31,           August 31,            August 31,
                                                     2001                 2000                  2001
                                                ---------------     ----------------      ----------------
Revenues                                    $                 0   $               0   $                 0

General & Administrative Expenses                         2,692              18,749                22,441

             Operating Income                           (2,692)             (18,749)              (22,441)

      Net Income Before Income Taxes                    (2,692)             (18,749)              (22,441)

Current Year Provision for Income Taxes                       0                   0                     0
                                                ---------------     ----------------      ----------------

Net Income                                  $           (2,692)   $         (18,749)   $          (22,441)
                                                ===============     ================      ================


Income Per Share                            $   (0.01)            $           (0.01)   $            (0.01)
                                                ===============     ================      ================

Weighted Average Shares Outstanding                   3,860,869            3,578,994             3,028,120
                                                ===============     ================      ================


                                  ResCon Technology Corporation
                                  [A Development Stage Company]
                          Statements of Stockholders' Equity/(Deficit)
       For the Years Ended August 31, 2001 and 2000, and for the Period from Reactivation
                             [July 14, 1999] through August 31, 2001


                                                              Additional                               Net
                                Common           Common         Paid-in         Accumulated       Stockholders'
                                Shares            Stock         Capital           Deficit        Equity/(Deficit)
                             -------------     ----------     -----------      -------------     --------------
Balance at reactivation, [July 14,
1999]                          696,686,507         69,669      4,397,940         (4,467,609)                  0
Issued shares to officers for
services at par                 10,000,000          1,000                                                 1,000
Merge with Nevada corporation
trade stock 1 for 7000       (706,575,416)       (70,658)          70,658                                     0
Net loss for the period July 14,
1999 through August 31, 1999                                                         (1,000)            (1,000)
                             -------------     ----------     -----------      -------------     --------------
Balance, August 31, 1999           111,091             11       4,468,598        (4,468,609)                  0
                             -------------     ----------     -----------      -------------     --------------
Issued shares for services and
expenses                         3,749,778            375          18,374                                18,749
Net Loss for year ended August                                                      (18,749)           (18,749)
31, 2000
                             -------------     ----------     -----------      -------------     --------------
Balance, August 31, 2000         3,860,869            386       4,486,972        (4,487,358)                  0
                             -------------     ----------     -----------      -------------     --------------
Net Loss for year ended August                                                       (2,692)            (2,692)
31, 2001
                             -------------     ----------     -----------      -------------     --------------
Balance, August 31, 2001         3,860,869 $          386 $     4,486,972  $     (4,490,050) $          (2,692)
                             =============     ==========     ===========      =============     ==============




                                   ResCon Technology Corporation
                                   [A Development Stage Company]
                                     Statements of Cash Flows
        For the Years Ended August 31, 2001 and 2000, and for the Period from Reactivation
                             [July 14, 1999] through August 31, 2001


                                                            Year              Year          Reactivation
                                                            ended             ended            through
                                                         August 31,        August 31,        August 31,
                                                            2001              2000              2001
                                                        -------------     ------------     ---------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                            $         (2,692)  $      (18,749)   $        (22,441)
Adjustments to reconcile net income to net cash provided
      by operating activities:
  Issued common stock for service or expenses                       0           18,749              19,749
Expenses paid by shareholders                                   2,692                0               2,692
                                                        -------------     ------------     ---------------
        Net Cash from operating Activities                          0                0                   0

          Net Increase/(Decrease) in Cash                           0                0                   0

Beginning Cash Balance                                              0                0                   0
                                                        -------------     ------------     ---------------

Ending Cash Balance                                   $             0  $             0   $               0
                                                        =============     ============     ===============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest              $             0  $             0   $               0
  Cash paid during the year for income taxes          $             0  $             0   $               0




                                   ResCon Technology Corporation
                                   [A Development Stage Company]
                                   Notes to Financial Statements
                                          August 31, 2001

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (a)    Organization

               ResCon Technology Corporation was organized as a Wyoming corporation and spent many years (since 1976) in the business of manufacturing and selling chemicals and related products for the permanent repair and protection of concrete and steel structures. However, the Company liquidated all assets prior to 1994 and has had no business activity since. In July of 1999, the Company merged with and into ResCon Technology Corporation, a Nevada corporation. The merger was effected for the purpose of changing the corporate domicile to Nevada, and to provide for the exchange of 1 share of the Nevada corporation to the stockholders for each 7,000 shares of the Wyoming corporation (see Note 4).

               The Company is currently in the development stage and is seeking new business opportunities.

               The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of August 31, 2001 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents as of August 31, 2001.

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at August 31, 2001.

                                  ResCon Technology Corporation
                                   [A Development Stage Company]
                                  Notes to Financial Statements
                                          August 31, 2001
                                            [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]

               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated significant losses since inception, has no assets, and has no operations as of August 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to recommence its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2021. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                          Estimated
Description                                  NOL            Tax           Rate
   Federal Income Tax                   $    2,689,279 $    914,355       34%
   Valuation allowance                                     (914,355)
                                                       -------------
        Deferred tax asset 8/31/2001                              $0

               The valuation allowance has decreased $88,251, from $1,002,606 at August 31, 2000.

                                   ResCon Technology Corporation
                                   [A Development Stage Company]
                                  Notes to Financial Statements
                                          August 31, 2001
                                            [Continued]
NOTE 4         COMMON STOCK/RELATED PARTY TRANSACTIONS

               In conjunction with reactivation of the Company, 10,000,000 pre-merger shares of common stock were issued to officers of the Company for services, in lieu of cash. These shares were issued at par for a total transaction value of $1,000.

               On July 14, 1999, the Company merged with and into ResCon Technology Corporation, a Nevada corporation. In the process, one share of the Nevada company was issued in exchange for 7,000 shares of the original company, ResCon Technology Corporation, a Wyoming corporation. The Company retained the current authorized capital and par value, with appropriate adjustments in the stated capital accounts and with all fractional shares being rounded up to the nearest whole share provided, however, that no stockholder of record owning 10 or more shares be reduced to less than 10 shares as a result of the transaction, and no stockholder owning less than 10 shares on a per stock certificate basis, should be affected.

               The Company issued stock for services or expenses in the following manner:


                                                  Number of
Description                                        Shares                  Value
-------------------------------------    ----------------   --------------------
Issued stock to a shareholder for
expenses paid on behalf of the
Company at $.005 per share(12/99)                 569,820                 $2,849
Issued stock to consultants for services
at $.005 per share(12/99)                       3,037,400                $15,187
Issued stock to consultant for services
at $.005 per share(1/00)                          142,558                   $713
     Totals                                     3,749,778                $18,749
                                         ================   ====================


               As of August 31, 2001, the Company has an amount due to a shareholder of $2,692. The shareholder has paid various administrative expenses on behalf of the Company. The balance is payable on demand, is unsecured, and is non-interest bearing.

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


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Stephen Nagel         President        02/85          *
                      Director         01/77          *

Victoria Jenson       Vice President   04/01          *
                      Director         04/01          *

Sarah Jenson          Secretary        04/01          *
                      Director         04/01          *


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

     Vickie Rosenkrantz. Vice President and Director. Ms. Rosenkrantz, age 33, has been a director and executive officer of the Company since April 2001. Ms. Rosenkrantz has most recently worked at Costco, under the marketing department.


     Sarah K. Edson. Secretary and Director. Ms. Edson is 28 years of age. She graduated from the University of Utah in 1995 with a Bachelors of Science, degree in Exercise and Sport Science.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     Other than Victoria Jenson, the Company's Vice President, and Sarah Jenson, the Company's Secretary, being sister, their are no other family relationships between the officer and directors of the Company.

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

        None, not applicable

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Stephen       08/31/01    0     0     0     0      0     0   0
Nagel,        08/31/00    0     0     0     0      0     0   0
President,    08/31/99    0     0     0     0      0     0   0
Director

Victoria
Jenson,       08/31/01    0     0     0     0      0     0   0
Vice Pres.,
Director

Sarah
Jenson,       08/31/01    0     0     0     0      0     0   0
Secretary,
Director

Ryan
Seare         08/31/00    0     0     0   715*     0     0   0
Ex-Vice Pres./08/31/99    0     0     0     0      0     0   0
Ex-Director


Nicholl       08/31/00    0     0     0   715*     0     0   0
Heieren,      08/31/99    0     0     0     0      0     0   0
Ex-Secretary
Ex-Director

* For further information relating to these issuances see "Recent Sales of "unregistered" and "restricted" securities."

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending August 31, 2001, 2000, or 1999, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of August 31, 2001, with the computations being based upon 3,860,869 shares of common stock being outstanding.


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

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Stephen Nagel                     49,239              1%
14510 East Fremont Avenue
Englewood, CO 80112

Victoria Jenson                        0              0%
5525 South 900 East #110
Salt Lake City, UT 84117

Sarah Jenson                           0              0%
5525 South 900 East #110
Salt Lake City, UT 84117
                              -----------           ------
All directors and
executive officers                49,239              1%
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

     None, Not applicable

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RESCON TECHNOLOGY CORPORATION



Date: 11-29-01                         /S/STEPHEN NAGEL
                                       Stephen Nagel
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       RESCON TECHNOLOGY CORPORATION



Date: 11-29-01                         /S/STEPHEN NAGEL
                                       Stephen Nagel
                                       President and Director


Date: 11-30-01                          /S/SARAH JENSON
                                        Sarah Jenson
                                        Secretary and Director