Form 10QSB
period 2002-02-28
RESCON TECHNOLOGY CORP
filed 2002-04-12
CIK 769591

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 2002

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

                                 MARCH 05, 2002

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

                             RESCON TECHNOLOGY CORP.
                                 BALANCE SHEETS
                   As of February 28, 2002 and August 31, 2001

                                                            02/28/2002          08/31/2001
                                                          --------------        ----------
                                                           [Unaudited]
                                     ASSETS

Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         4,439        $    2,692
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                     0                 0

         Total Liabilities                                         4,439             2,692
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,861,084 shares                               386               386
     Paid-in Capital                                           4,486,972         4,486,972
     Accumulated Deficit                                      (4,491,797)       (4,490,050)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (4,439)           (2,692)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                             RESCON TECHNOLOGY CORP.
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended February 28, 2002, 2001
         and for the period from Reactivation through February 28, 2002

                                              Three          Three         Six            Six
                                             Months         Months        Months         Months           Reactivation (July
                                              Ended          Ended        Ended          Ended            14, 1999) through
                                           02/28/2002     02/28/2001    02/28/2002     02/28/2001         February 28, 2002
                                          -------------  -------------  ----------     ----------        ---------------------
                                           [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0  $       0      $        0         $               0
                                          -------------  -------------  ---------      -----------        -----------------
NET REVENUE                                           0              0          0               0                         0

Operating Expenses
    Operating Expenses                            1,146            369      1,747           1,996                    24,188
                                          -------------  -------------  ---------      ----------         -----------------
Total Operating Expenses                          1,146            369      1,747           1,996                    24,188

                                          -------------  -------------  ---------      ----------         -----------------
Net Income Before Taxes                  $       (1,146) $        (369)    (1,747)         (1,996)                  (24,188)
                                          =============  =============  =========      ==========         =================

Income/Franchise taxes                                0              0          0               0                         0

Net loss                                         (1,146)          (369)    (1,747)         (1,996)                  (24,188)

Loss Per Share                           $        (0.01) $       (0.01) $   (0.01)     $    (0.01)        $           (0.01)
                                          =============  =============  =========      ==========         =================

Weighted Average Shares Outstanding           3,861,084      3,861,084  3,861,084       3,861,084                  3,165,010
                                          =============  =============  =========      ==========         =================



                             RESCON TECHNOLOGY CORP.
                            STATEMENTS OF CASH FLOWS
         For the Three and Six Month Periods Ended February 28, 2002, 2001
         and for the period from Reactivation through February 28, 2002

                                              Three          Three         Six            Six
                                             Months         Months        Months         Months           Reactivation (July
                                              Ended          Ended        Ended          Ended            14, 1999) through
                                           02/28/2002     02/28/2001    02/28/2002     02/28/2001         February 28, 2002
                                          -------------  -------------  ----------     ----------        ---------------------
                                           [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]
Cash Flows Used For Operating
Activities
-----------------------------------------


  Net Loss                                 $      (1,146)  $      (369) $  (1,747)     $  (1,996)                  (24,188)
  Adjustments to reconcile net loss to net,
cash
    used in operating activities:
    Loss from discountinued operations                 0              0          0              0                         0
    Shares issued for forgiveness of debt              0              0          0              0                    19,749
    Increase/(Decrease) in accounts payable            0              0          0              0                         0
    Increase/(Decrease) in loans from              1,146            369      1,747          1,996                     4,439
shareholder
                                            ------------   ------------  ---------     -----------        --------------------
      Net Cash Used For Operating Activities           0              0          0              0                         0
                                            ============   ============  =========     ===========        ====================

Cash Flows Provided by Financing Activities            0              0          0              0                         0
--------------------------------------------

      Net Increase In Cash                             0              0          0              0                         0

      Beginning Cash Balance                           0              0          0              0                         0

      Ending Cash Balance                $             0 $            0          0              0                         0
                                            ------------   ------------  ---------     -----------        --------------------


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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending February 28, 2002, or since before approximately 1994. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The  Company  has had no  operations  during  the  quarterly  period  ended
February 28, 2002, or since on or before approximately 1994. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,146, stemming from general and administrative expenses.

Liquidity

     At February 28, 2002, the Company had total current assets of $0 and total liabilities of $4,439.

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

                            RESCON TECHNOLOGY CORP.


Date: 4/10/02               /S/ VICTORIA JENSON
                            Victoria Jenson, Vice President and Director