Form 10QSB
period 2002-05-31
RESCON TECHNOLOGY CORP
filed 2002-06-25
CIK 769591

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 2002

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

                                  May 31, 2002

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

                             RESCON TECHNOLOGY CORP.
                                 BALANCE SHEETS
                     As of May 31, 2002 and August 31, 2001

                                                            05/31/2002          08/31/2001
                                                          --------------        ----------
                                                           [Unaudited]
                                     ASSETS

Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         4,797        $    2,692
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                 4,797             2,692

         Total Liabilities                                         4,797             2,692
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.0001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,861,084 shares                               386               386
     Paid-in Capital                                           4,486,972         4,486,972
     Accumulated Deficit                                      (4,492,155)       (4,490,050)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (4,797)           (2,692)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                             RESCON TECHNOLOGY CORP.
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Month Periods Ended May 31, 2002 and 2001


                                             Three           Three          Nine           Nine
                                             Months         Months         Months          Months       Reactivation (July
                                             Ended           Ended         Ended           Ended        14, 1999) through
                                           05/31/2002     05/31/2001     05/31/2002      05/31/2001         May 31, 2002

                                         --------------  -------------   ----------  -----------------  ---------------------
                                          [Unaudited]     [Unaudited]    [Unaudited]    [Unaudited]
REVENUE


   Income                              $              0 $            0 $          0 $                0   $              0
                                         --------------  -------------   ----------  -----------------  -----------------
NET REVENUE                                           0              0            0                  0                  0

Operating Expenses

      Operating Expenses                            358            228        2,105              2,224             24,546
                                         --------------  -------------   ----------  -----------------  -----------------
Total Operating Expenses                            358            228        2,105              2,224             24,546

                                         --------------  -------------   ----------  -----------------  -----------------
Net Income Before Taxes                 $          (358)$         (228)$     (2,105)$           (2,224)           (24,546)
                                         ==============  =============   ==========  =================  =================

Income/Franchise taxes                                0                           0                  0                  0

Net loss                                           (358)          (228)      (2,105)            (2,224)           (24,546)

Loss Per Share                          $         (0.01)$            0 $      (0.01)$            (0.01)  $          (0.01)
                                         ==============  =============   ==========  =================  =================

Weighted Average Shares Outstanding           3,861,084      3,861,084    3,861,084          3,861,084          3,165,010
                                         ==============  =============   ==========  =================  =================



                             RESCON TECHNOLOGY CORP.
                            STATEMENTS OF CASH FLOWS
        For the Three and Nine Month Periods Ended May 31, 2002 and 2001

                                               Three          Three      Nine Months    Nine Months
                                               Months        Months                                     Reactivation (July
                                               Ended          Ended         Ended          Ended        14, 1999) through
                                             05/31/2002    05/31/2001     05/31/2002    05/31/2001           May 31, 2002
                                            ------------  -------------  ------------  -------------    ---------------------
                                            [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $        (358)$         (228)$      (2,105) $     (2,224)    $           (24,546)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations                 0              0             0              0                       0
    Shares issued for forgiveness of debt              0              0             0              0                  19,749
    Increase/(Decrease) in loans from                358            228         2,105          2,224                   4,797
shareholder
                                            ------------  -------------  ------------  -------------    --------------------
      Net Cash Used For Operating Activities           0              0             0              0                       0
                                            ============  =============  ============  =============    ====================

Cash Flows Provided by Financing                       0              0             0              0                       0
Activities
--------------------------------------------

      Net Increase In Cash                             0              0             0              0                       0

      Beginning Cash Balance                           0              0             0              0                       0

      Ending Cash Balance                $             0$             0$            0$             0                       0
                                            ------------  -------------  ------------  -------------    --------------------



NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The May 31, 2002 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending May 31, 2002, or since before approximately 1994. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended May 31, 2002, or since on or before approximately 1994. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $358, stemming from general and administrative expenses.

Liquidity

     At May 31, 2002, the Company had total current assets of $0 and total liabilities of $4,797.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

     The Company is in disussions for the exchange of shares of Rescon Technology Corp., for all of the issued and outstanding shares of GTI Securities Corp., ("GTI Securities") a Nevada corporation.

     As of the date of this Report, the Company has not issued any stock or granted any options or warrants to GTI Securities, and the Company has not entered into a Plan of Reorganization or any other binding agreement with GTI Securities. If the Company does enter into any such agreement the Company will file a Form 8-K disclosing the terms of the agreement.

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RESCON TECHNOLOGY CORP.



Date:06/25/02               /S/VICTORIA JENSON
                            Victoria Jenson, Vice President and Director