Form 10QSB
period 2003-05-31
RESCON TECHNOLOGY CORP
filed 2003-08-05
CIK 769591

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
   May 31, 2003                                              000-13822

                       RESCON TECHNOLOGY CORPORATION
                       ------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                  -------
       (State or other jurisdiction of incorporation or organization)

                                 83-0210455
                                -----------
                    (I.R.S. Employer Identification No.)

                1500 Market Street, 12th Floor, East Tower,
                      Philadelphia, Pennsylvania 19120
                     ---------------------------------
                  (Address of principal executive offices)

                               (215) 246-3456
                               --------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:          None
                                                                     ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     X   Yes         No
                                   -----       -----

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

Common stock, par value $.0001; 19,091,091 shares outstanding as of July
31, 2003

                       PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements









                       RESCON TECHNOLOGY CORPORATION


                       Condensed Financial Statements

                                May 31, 2003



                       RESCON TECHNOLOGY CORPORATION
                          Condensed Balance Sheet
                                (Unaudited)

                                   ASSETS
                                  -------

                                                              May 31, 2003
                                                             --------------
Current Assets
  Cash                                                       $           0
  Prepaid professional fees                                         15,667
                                                             --------------
     Total Current Assets                                           15,667

Other Receivables                                                   50,000
GIT Securities Corp Loan                                           168,000
                                                             --------------
     Total Assets                                            $     233,667
                                                             --------------

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   --------------------------------------
Liabilities
  Accounts payable                                           $         989
  Shareholder loan                                                 835,226
                                                             --------------
     Total Current Liabilities                                     836,215
                                                             --------------
     Total Liabilities                                             836,215

Stockholders' Deficit
  Common stock                                                       1,126
  Additional paid in capital                                     4,648,995
  Accumulated deficit prior to development stage                (4,467,609)
  Accumulated deficit during the development stage                (785,060)
                                                             --------------
     Total Stockholders' Deficit                                  (602,548)
                                                             --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $     233,667
                                                             --------------














                           See accompanying notes

                       RESCON TECHNOLOGY CORPORATION
                     Condensed Statements of Operations
                                (Unaudited)

                                                    For the Three  For the Three
                                                     Months Ended   Months Ended
                                                     May 31, 2003   May 31, 2002
                                                     ------------   ------------

Revenues                                            $          0   $          0

General & Administrative Expenses                        488,902            358
                                                     ------------   ------------
  Operating Income (Loss)                               (488,902)          (358)

Other Income and Expense
  Income from forgiveness of debt                              0              0
  Income (Loss) on investment in GIT                     (69,438)             0
                                                     ------------   ------------
     Net Income (Loss) Before Taxes                     (558,340)          (358)

Current Year Provision for Income Taxes                        0              0
                                                     ------------   ------------

Net Income (Loss)                                   $   (558,340)  $       (358)
                                                     ------------   ------------
Income Per Share                                    $      (0.05)  $      (0.01)
                                                     ------------   ------------
Weighted Average Number of Shares Outstanding         11,258,091      3,861,084
                                                     ------------   ------------



























                          See accompanying notes

                       RESCON TECHNOLOGY CORPORATION
                     Condensed Statements of Operations
                                (Unaudited)

                                                                       For the
                                                                     Development
                                        For the Nine  For the Nine      Stage
                                        Months Ended  Months Ended     Through
                                        May 31, 2003  May 31, 2002  May 31, 2003
                                        ------------  ------------  ------------
Revenues                                $         0  $          0  $          0

General & Administrative Expenses           692,246         2,105       742,342
                                        ------------  ------------  ------------
     Operating Income (Loss)               (692,246)       (2,105)     (742,342)

Other Income and Expense
  Income from forgiveness of debt                 0             0         5,345
  Income (Loss) on investment in GIT       (39,679)             0      (48,063)
                                        ------------  ------------  ------------
     Net Income (Loss) Before Taxes     (731,925)    (2,105)       (785,060)

Current Year Provision for Income Taxes           0             0             0
                                        ------------  ------------  ------------
Net Income (Loss)                       $  (731,925) $     (2,105) $   (785,060)
                                        ------------  ------------  ------------
Income Per Share                        $     (0.07) $      (0.01) $      (0.14)
                                        ------------  ------------  ------------
Weighted Average Number of
Shares Outstanding                       11,258,091     3,861,084     5,601,432
                                        ------------  ------------  ------------


























                           See accompanying notes

                       RESCON TECHNOLOGY CORPORATION
                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                                            For the
                                                                          Development
                                             For the Nine  For the Nine      Stage
                                             Months Ended  Months Ended     Through
                                             May 31, 2003  May 31, 2002  May 31, 2003
                                             ------------  ------------  ------------
Cash Flows from Operating Activities:
 Net Income (Loss)                           $  (731,925) $     (2,105) $   (785,060)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
   Loss on investment in GIT                      39,679             0        48,063
   Income from forgiveness of debt                     0             0        (5,345)
   Issued common stock for service or
     expenses                                          0             0        44,682
   Increase in accounts payable                      920             0           989
   Decrease in prepaid expenses                   74,100             0        74,100
   Expenses paid by shareholders                       0         2,105         5,345
                                             ------------  ------------  ------------
     Net Cash from operating Activities         (617,226)            0      (617,226)

Cash Flows from Investing Activities:
 Increase in advances                           (218,000)            0      (218,000)
                                             ------------  ------------  ------------
     Net Cash from Investing Activities         (218,000)            0      (218,000)

Cash Flows from Financing Activities:
 Increase in loans                               835,226             0       835,226
                                             ------------  ------------  ------------
     Net Cash from Financing Activities          835,226             0       835,226

     Net Increase/(Decrease) in Cash                   0             0             0

     Beginning Cash Balance                            0             0             0
                                             ------------  ------------  ------------
     Ending Cash Balance                     $         0  $          0  $          0
                                             ------------  ------------  ------------

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for interest      $         0  $          0  $          0
 Cash paid during the year for income taxes  $         0  $          0  $          0
 Issued stock for investment in GIT          $         0  $          0  $     48,063
 Issued stock for professional fees
  contracts                                  $         0  $          0  $     98,500











                          See accompanying notes

                       RESCON TECHNOLOGY CORPORATION
                  Notes to Condensed Financial Statements
                                May 31, 2003


     PRELIMINARY NOTE
     ----------------

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission.   Certain information and disclosures normally included in
financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2002.

Item 2.  Plan of Operations

     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors. For a complete understanding, this Plan of Operations should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-QSB.

     On June 11, 2003, the Company consummated an Agreement and Plan of Reorganization ("Campus Agreement") with Campuslive Incorporated, a Delaware corporation, ("Campus") and the Campus shareholders whereby the Company acquired approximately 98% of the outstanding shares of Campus.
The Company acquired 2,668,000 shares of Campus in exchange for 2,668,000 shares of restricted Company common stock issued to the Campus shareholders in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the rules and regulations promulgated under the Securities Act of 1933 by the Securities and Exchange Commission. Mr. Christian Nigohossian, the Company's president and director and the president, director and controlling shareholder of Campus, was issued 2,500,000 Company common shares in exchange for the 2,500,000 shares of Campus he owned. None of the other officers, directors or affiliates of Campus are officers, directors or affiliates of the Company.

     Campus is a development stage company that has not yet generated revenues. Campus has created and continues to develop educational computer software systems. In 1998, Campus completed a study of the New Jersey Assessment tests and the New Jersey Core Curriculum Content Standards. Based on the findings of this study and extensive in-house testing in web-based technology, Campus has developed a software program it calls "Reading & Writing Plus." This program is dedicated to teaching students language arts, basic skills, reading and writing comprehension and computer skills. Campus believes that use of the Reading & Writing Plus system over a recommended time frame will result in increased scholastic performance as measured by standardized testing.

     Reading & Writing Plus teaches students through the use of web-based interactive multimedia presentations. Reading & Writing Plus is based on the premise that the student's level of concentration, intrigue, discipline to the project and learning are increased significantly by the interactivity of software's multimedia presentations and testing. Another advantage of the Campus system is that the student can access the system anywhere the student can access the internet. The student is not limited to access at only one location, such as a school computer or a home computer.

     At this time, the Company is finalizing development of the Reading & Writing Plus system and will seek to begin selling the system as quickly as possible. The Company hopes Campus can begin to generate revenue by the beginning of 2004.

     Subsequent to quarter end, the Company entered into a Software and Technology License Agreement ("License Agreement") and an Equipment Lease with Speed of Thought Trading Corporation, a New York corporation ("Speed"), a related party. Pursuant to the terms and conditions of the License Agreement, the Company acquired an exclusive, worldwide, perpetual license to host, use, produce, develop, market and distribute a software platform and technology developed by Speed. The Company issued Speed 4,416,000 restricted shares of its common stock to pay for the license in full. Speed shall receive no additional payments or royalties from the license. The Company also issued 1,000,000 restricted shares of its common stock to Speed as payment in full for a three-year lease of office equipment, furniture and computers. Christian Nigohossian, the Company's president and director is also the president and a director of Speed.

     Speed developed the software to address problems confronted by traders in eastern block countries trading currencies and securities listed on U.S. exchanges. While there are numerous trading software programs available and eastern block countries have sufficient technology to support these advanced trading applications, few, if any, have developed their applications in the native languages of traders residing in eastern block countries.

     The Company's software is designed to interface with existing data feeds, order entry systems and other trading tools provided in English by mirroring those data feeds, order entry systems and trading tools in the native Slavic languages. In addition, the software includes expanded trading tools such as charting, filters and custom lists in the trader's language.

     The Company is currently marketing its software platform to brokerages in eastern block countries, with its initial focus in Bulgaria, the Czech Republic, Hungary and Russia. The Company will host its software platform and will provide brokers and their clients with access to the Company's software platform via the internet. The Company anticipates that it will be compensated by the brokers on a per transaction basis. The Company has not engaged in meaningful negotiations with any brokerages at this time. The Company hopes to begin realizing revenue by October 2003.


     The Company will not provide any trading advice or opinions to brokers or traders. Similarly, the Company will not provide any brokerage services to traders.

     The Company has not generated any revenue from sales of products and has incurred losses since inception. As of May 31, 2003, the Company had no cash on hand and total assets of $233,667.

     During the quarter ended May 31, 2002, the Company had General and Administrative Expenses of $488,902 compared to $358 for the same three-month period ended May 31, 2002. This significant increase is due in part to the fact that in the three-month period ended may 31, 2002, the Company had no active operations. Also, during the quarter, the Company loaned $168,000 to its subsidiary GIT Securities Corporation and $50,000 to a third party. GIT will repay the loan from the Company out of funds on account with the clearing agent. Those funds may be held by the clearing agent for up to six months. The Company anticipates that the third party loan will be repaid by January 2004. During the quarter, the Company also incurred expenses in moving its offices from Plainview to Hauppage.

     During the nine months ended May 31, 2003, the Company incurred General and Administrative Expenses of $692,246 compared to $2,105 during the nine months ended May 31, 2003. The Company believes the significant increase in due to the Company undertaking active operations in 2003 as compared to 2002.

     During the three months ended and nine months ended May 31, 2003, the Company suffered net losses of $558,340 and $731,925 respectively compared to net losses of $358 and $2,105 for the corresponding three month and nine month periods ended May 31, 2002. Again, the Company believes this significant increases are related to undertaking active operations in the current year.

     Since inception, the Company has accumulated losses of $785,061.

     The Company has limited assets, a working capital deficiency, and no way to generate revenue in the upcoming quarter. These issues raise substantial doubt about the Company's ability to continue as a going concern.

Item 3.  Controls and Procedures


     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.


     (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


                        PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended May 31, 2003.

     The Company issued no securities during the quarter ended May 31, 2003. Subsequent to quarter end, the Company issued the following securities, which were not registered under the Securities Act of 1933.

     In June 2003, the Company issued 2,668,000 restricted common shares to the shareholders of Campus to acquire the same number of shares of Campus in connection with the Agreement and Plan of Reorganization entered into between the Company, Campus and Campus shareholders. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D of the rules and regulations promulgated under the Securities Act of 1933, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     In June 2003, the Company issued 5,416,000 restricted common shares to Speed in exchange for a Software and Technology License and an Equipment Lease. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by
Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     In June 2003, the Company issued 3,584,000 restricted common shares to Christian Nigohossian, the Company's president and director, in exchange for 3,584,000 shares of Speed owned by Mr. Nigohossian. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.


     In June 2003, the Company issued 2,000,000 restricted common shares to Ex-Pit, Inc., a Bulgarian company, for services in connection with listing the Company's securities on the Bulgarian Stock Exchange. The Company received no funds from the issuance of the shares. These shares were issued pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the shares were issued, the Company reasonably believed Ex-Pit, Inc., was outside of the United States and was not a U.S. Person. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will it engage in any "Directed Selling Efforts." The Company reasonably believes Ex-Pit, Inc., has not nor will it engage in any "Directed Selling Efforts." The Company reasonably believed Ex-Pit, Inc., acquired the securities for its own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     In July 2003, the Company issued 815,000 restricted common shares in satisfaction of loans in the amount of $815,000 made by various individuals to the Company. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D of the rules and regulations promulgated under the Securities Act of 1933, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     In July 2003, the Company issued 400,000 restricted common shares to Mirador Consulting for services to be rendered over the next six months in connection with mergers and acquisitions, corporate finance, corporate financial relations and other financial services. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. The Company received no funds in connection with the issuance of these securities.


Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     On March 3, 2003, the Company filed a Current Report on Form 8-K disclosing the restructuring of the Company's Agreement and Plan of Reorganization with GIT Securities Corporation.


     (B) Exhibits. The following exhibits are included as part of this report:

     Exhibit 10.1             Software and Technology License Agreement

     Exhibit 10.2             Equipment Lease

      Exhibit 99.1 Certification Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ResCon Technology Corporation


Dated: August 1, 2003                   By: /S/ Christian Nigohossian
                                        ----------------------------------
                                        Christian Nigohossian, CEO



               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                      AND PRINCIPAL FINANCIAL OFFICER
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Christian Nigohossian, certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of ResCon Technology Corporation, (the "Company");

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     (5) I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: August 1, 2003                    By: /S/ Christian Nigohossian
                                        -----------------------------
                                        Christian Nigohossian
                                        Chief Executive Officer and
                                        Chief Financial Officer
                                     13