Form 10KSB
period 2003-08-31
RESCON TECHNOLOGY CORP
filed 2004-01-20
CIK 769591

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       August 31, 2003
                                     -------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to
                                         ----------    ----------

                     Commission File Number 000-13822
                                            ----------

                       RESCON TECHNOLOGY CORPORATION
               ---------------------------------------------
               (Name of small business issuer in its chapter)

          Nevada                                          83-0210455
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

1500 Market Street, 12th Floor, East Tower,
      Philadelphia, Pennsylvania                                   19120
--------------------------------------------                     ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (215) 246-3456
                                                    -----------------------

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                   $.0001 par value, common voting shares
                  ----------------------------------------
                              (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the
past 90 days.  (1) Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $0.

The aggregate market value of the issuer's voting stock held as of January 15, 2004, by non-affiliates of the issuer was approximately $332,465, based on the average of the bid price and the ask price for the Company's common stock on January 15, 2004, as reported on the OTCBB.

As of January 15, 2004, the issuer had 21,241,091 shares of its $.0001 par value common stock outstanding.

Transitional Small Business        Disclosure Format.  Yes [  ]  No [X]

Documents incorporated by reference:  None

---------------------------------------------------------------------------

                             TABLE OF CONTENTS

---------------------------------------------------------------------------

                                   PART I
ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . 3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 9

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .10

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . .10

                                  PART II

ITEM 5    MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . .10

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . . .13

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .14

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND
          FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . .28

ITEM 8A   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . .28

                                  PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT . . . . . . . . . . . . . . . . . . . . . . .29

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .30

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . .31

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .32

                                  PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .32

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . .33

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .34


---------------------------------------------------------------------------

                                   PART I

---------------------------------------------------------------------------

                                  FORWARD

---------------------------------------------------------------------------

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "hope," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.


---------------------------------------------------------------------------

                      ITEM 1.  DESCRIPTION OF BUSINESS

---------------------------------------------------------------------------

Corporate History

     ResCon Technology Corp., (the "Company") was incorporated under the laws of the State of Wyoming on December 9, 1968, under the name "Platte River Construction Company, Inc." The purpose for which the corporation was organized was to engage in and to do any lawful act concerning any or all lawful businesses for which corporations may be organized.

     The Company had an initial authorized capital of $49,500 consisting of 49,500 shares of $1.00 par value common stock.

     The Company amended its Articles of Incorporation on February 1, 1985, to change its name from "Platte River Construction Company, Inc." to
"ResCon Technology Corporation."   Also, the Articles were amended to
increase the total number of shares authorized from 49,500 to 770,000,000 and to change the par value from $1.00 per share to $.0001 per share.

     On April 1, 1985, the Company amended its Articles of Incorporation to change the total number of shares authorized from 770,000,000 to 1,000,000 with the par value remaining $.0001 per share.

     On December 13, 1999, the Company completed a merger with ResCon Technology Corp., a Nevada Corp., with the Nevada corporation being the surviving corporation. In connection with said merger, the shareholders of the Wyoming corporation received one share of the Nevada corporation for every 7,000 shares of the Wyoming corporation; provided, that no stockholder, computed on a per stock certificate or record basis, owning 10 or more shares was reduced to less than 10 shares as a result of the reverse split and that no stockholder owning less than 10 shares, on a per stock certificate of record basis, was affected by the reverse split. As a result of the merger, the authorized common stock of the Company increased to 1,000,000,000, the par value remained $.0001

     Public Offering
     ---------------

     The Company made a registered public offering, on Form S-18, of its $.0001 par value common stock. The public offering was completed on August 9, 1985, when the Company sold 221,311,500 units consisting of one share of common stock and a warrant. Each unit was sold for $.01. Two warrants entitled a holder to purchase one share of common stock for $.015 per share.

     The Company's common stock is now quoted on the Over-the-Counter Bulletin Board under the symbol "RCTC."

     Material Changes in Business Since Inception
     --------------------------------------------

     The Company manufactured and sold chemicals and related products for the permanent repair and protection of concrete and steel structures. The Company developed its own formulas, and researched and tested these formulas for commercial applications. The Company's products were used in projects by the Federal Highway Administration in conjunction with individual states such as Virginia, Oregon, New York, Minnesota and Nebraska. Private industry projects utilizing the Company's products have included parking ramps in Minnesota, Ohio, West Virginia and Kansas. It ceased all such operations over 10 years ago.

     Other than the above-referenced matters and investigating potential assets, property or businesses to acquire, the Company had no material business operations for over 10 years.

     On July 12, 2002, the Company consummated an Agreement and Plan of Reorganization (the "Agreement") with Radical Technologies, Inc., a New York corporation ("Radical") and its then wholly owned subsidiary GIT Securities Corporation, a Nevada corporation ("GIT"). Pursuant to the terms and conditions of the Agreement, Radical acquired 10,000,000 restricted Company common shares in exchange for 20% of the issued and outstanding common shares of GIT. Subsequently this Agreement was amended. To more accurately represent the interest in GIT acquired by the Company, Radical agreed to return for cancellation 7,800,000 of the shares issued to it, with the understanding that Radical would be issued an additional 8,800,000 when the transfer of the remaining 80% interest in GIT received NASD approval. NASD approval was never granted and the Company never obtained the remaining 80% interest in GIT. GIT has since terminated operations and relinquished its securities licenses.

     On June 10, 2003, the Company entered into a Software and Technology license with Speed of Thought Trading Corporation giving the Company an exclusive, worldwide, perpetual license to a trading software platform and the associated technology created by Speed of Thought. In exchange for the license, the Company paid a one time license fee of 4,416,000 restricted Company common shares to Speed of Thought. The Company also leased certain equipment from Speed of Thought for 1,000,000 restricted common shares. At the time of the transaction, Mr. Christian Nigohossian, the Company's president and director was also the president and a director of Speed of Thought.

     On June 11, 2003, the Company consummated an Agreement and Plan of Reorganization ("Campus Agreement") with Campuslive Incorporated, a Delaware corporation, ("Campus") and the Campus shareholders whereby the Company acquired approximately 99.5% of the outstanding shares of Campus. The Company acquired 2,668,000 shares of Campus in exchange for 2,668,000 shares of restricted Company common stock issued to the Campus shareholders in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the rules and regulations promulgated under the Securities Act of 1933 by the Securities and Exchange Commission. Mr. Christian Nigohossian, the Company's president and director and the president, director and controlling shareholder of Campus, was issued 2,500,000 Company common shares in exchange for the 2,500,000 shares of Campus he owned. None of the other officers, directors or affiliates of Campus are officers, directors or affiliates of the Company.

BUSINESS OF THE COMPANY

     The primary business of the Company is to identify and seek to acquire or participate in business opportunities in developing markets. To that end, the Company acquired Campus and an exclusive, worldwide perpetual license to a trading software platform. The Company will seek to develop these business opportunities into revenue producing products and services. The Company may seek to realize gains through the selective sell of its investments to outside investors, as appropriate.

     Campuslive Incorporated was formed in Delaware in April of 2001 to acquire Campuslive Educational Corporation which had developed two products
- an educational product and a digital yearbook.

     Educational Products
     --------------------

     Campus owns and continues to develop a computer and internet based educational product for use by school districts in their middle and junior high schools. In 1998, Campuslive Educational Corporation completed a study of the New Jersey Assessment tests and the New Jersey Core Curriculum Content Standards. Based on the findings of this study and extensive in-house testing in web-based technology, Campuslive Educational Corporation created a computer and internet based educational program it called "Reading & Writing Plus" which Campus acquired when it acquired Campuslive Educational Corporation. This program is dedicated to teaching students language art basic skills, reading and writing comprehension and computer skills. Campus believes that the use of the Reading & Writing Plus system within the school system over a recommended time frame will result in increased scholastic performance as measured by standardized testing.

     The Reading & Writing Plus system is centered around the core cirricula of the sixth, seventh and eighth grades, with the actual educational content to be provided by the individual school districts. Reading & Writing Plus is designed to teach students through the use of web-based interactive multimedia presentations. Reading & Writing Plus is based on the premise that the student's level of concentration, intrigue, discipline to the project and learning are increased significantly by the interactivity of software multimedia presentations and testing. This program is designed to: 1) increase student proficiency in the required learning material; 2) allow teachers, administrators, parents and the student to review the student's daily performance in the specified subject and tailor reinforcement of the subject matter on a case by case basis; and
3) provide students with the necessary computer skills to pursue other computer based educational opportunities. Another advantage of the Campus system is that students can access the system anywhere they can access the internet. The student is not limited to access at only one location, such as a school computer or a home computer.

     The Reading & Writing Plus system is nearly completed and ready for market. Campus is currently negotiating with an independent third party to provide final development and testing services. Upon completion of this educational product, Campus will present it to the Jersey City School District for use as a pilot test. Campus had hoped to have its Reading & Writing Plus system finalized, tested and ready for market by the beginning of 2004. Unfortunately, neither Campus, nor the Company has had sufficient funds to complete final development of this project. Until Campus or the Company can raise additional funds, it is unclear when this product will be ready for market.

     Campus' primary target market is school districts. Once the system is ready for market, Campus will hire a direct sales staff to market the product to school districts and to train the school districts. Initially, Campus will focus its sales efforts in the tri-state area of New Jersey, New York and Connecticut. Based on the success of its marketing efforts, Campus anticipates expanding its sales efforts regionally across the United States.

     During the sales process, Campus will consult with the school district to determine hardware, software and internet compatibility in each school within the district. Campus will also consult with the district to determine how best to set up the system to meet the district's specific goals. Once a school district commits to purchase the Reading & Writing Plus system, Campus will purchase and install the necessary hardware and equipment at the individual schools within the district. Campus will also provide training to teachers and principals within the district. Campus will provide the hosting service for the Reading & Writing Plus program. Campus is currently negotiating with an unrelated third party to provide the hosting service. Campus will also provide support by monitoring the hardware and software, providing ongoing technical assistance and meeting regularly with teachers and school officials. Each school district will be required to sign a three-year contract with Campus, with an option to extend the contract an additional five years if overall student test scores throughout the district improve by at least 15%.

     Campus understands that the school districts often have limited resources and strained budgets. Therefore, Campus has developed its Reading & Writing Plus system to provide for age appropriate, school approved, non-distracting advertising. Based on initial inquiries Campus has had with qualified advertisers, it believes that such advertising could provide a plausible source of revenue to help fund the cost of the system to the school district. If requested by the school districts, Campus will help identify and contact appropriate advertisers.

     The market for Campus' educational software is highly competitive. Campus currently holds no market share. Many of the competitors of Campus have more experience and expertise in the market. They also have greater budgets for marketing and product development than Campus. Moreover, the educational products market is rapidly evolving and changing. Companies are constantly developing products to improve upon the traditional methods and tools of teaching which have been used for decades. There is no guarantee that by the time Campus has its Reading & Writing Plus educational system ready for market, that the market will not have moved onto some other form of technology. Similarly, there is no guarantee that if the Reading & Writing Plus system meets with initial market acceptance, that Campus will be able to keep up with the rapid changes occurring in the market.

     As most of the Reading & Writing Plus software program has been developed in-house, currently, Campus is not dependent upon any particular service provider or supplier. Similarly, to the extent Campus may require outside assistance, the market is saturated with software engineers and programmers and Campus does not anticipate having a problem locating suitable assistance from any number of service providers.

     Digital Yearbooks
     -----------------

     Campus has developed a digital multimedia yearbook on CD-ROM that it will market to high schools, junior high schools and middle schools.
Campus will establish, at each school that purchases this product, a multimedia workstation and provide the platform and equipment to create the interactive yearbook. The students at the school responsible for the production of the yearbook, under the direction of school administrators will be able to create an interactive CD-ROM containing video footage, color pictures and audio content, and individual student pages.

     Initially Campus will offer three packages. The least expensive package will include a CD-ROM package with up to 40 minutes of video footage, 220 full color pictures and individual student pages including the students picture, profile and up to 60 seconds of audio content. The most expensive package will include all of the features of the less expensive package, a traditional full print yearbook and other benefits. All packages include advertising space that can be sold to help offset the cost of the yearbook. Each package includes on-site instruction and a full year of technical support.

     Once Campus has sufficient funding to hire a sales staff, it will undertake a direct marketing campaign to schools nationwide. As this product is ready for market, Campus will begin its sales efforts as soon as a sales force can be hired.

     As with its educational software, there are a number of companies marketing digital yearbook technology. Many of the companies have more experience and expertise in the market. They also have greater budgets for marketing and product development than Campus. This market is also evolving rapidly as multimedia technology changes and improves. There is no guarantee that Campus will find market acceptance for its digital yearbooks or that Campus will have the ability to keep up with innovations in the industry if it gains market acceptance.

     Campus acquired its digital yearbook platform when it acquired Campuslive Educational Corporation. The equipment needed to create the multimedia workstations and the necessary photographic equipment is commonly available. Therefore, Campus does not anticipate being dependent upon any particular service or equipment providers in connection with its digital yearbook product.

     Campus does not anticipate being dependent on one or a few major customers for its digital yearbook.

     Campus does not currently have any patents or trademarks. Campus holds no licenses and has not licensed any of its technologies to any other parties. Similarly, it has not entered into any franchise agreements, concessions, royalty agreements or labor contracts in connection with its business.

     To its knowledge, no governmental approval is required for Campus' digital yearbooks or its Reading & Writing Plus educational product because the individual school districts will provide Campus with the content they wish the students to learn. Similarly, the Company knows of no existing or probable governmental regulation that may affect its business.

     During the last two fiscal years Campus has spent approximately $221,500 in research and development activities, none of which was borne directly by customers of Campus.

     Trading Software Platform
     -------------------------

     On June 10, 2003, the Company entered into a Software and Technology License Agreement ("License Agreement") and an Equipment Lease with Speed of Thought Trading Corporation, a New York corporation ("Speed"), a related party. Pursuant to the terms and conditions of the License Agreement, the Company acquired an exclusive, worldwide, perpetual license to host, use, produce, develop, market and distribute a trading software platform and technology developed by Speed. The Company issued Speed 4,416,000 restricted shares of its common stock to pay for the license in full.
Speed shall receive no additional payments or royalties from the license. The Company also issued 1,000,000 restricted shares of its common stock to Speed as payment in full for a three-year lease of office equipment, furniture and computers. Christian Nigohossian, the Company's president and director is also the president and a director of Speed.

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

     The Company's software is designed to interface with existing data feeds, order entry systems and other trading tools provided in English by mirroring those data feeds, order entry systems and trading tools in Slavic languages. In addition, the software includes expanded trading tools such as charting, filters and custom lists in the trader's language.

     Because of insufficient funds, the Company has been unable to meaningfully market this software platform. If the Company is able to obtain funding, it will establish a sales staff and begin marketing this software product to traders in eastern block countries, with its initial focus in Bulgaria, the Czech Republic, Hungary and Russia. The Company is in negotiations with an unrelated third party to host its software platform to provide traders with access to the Company's software platform via the internet. The Company anticipates that it will be compensated on a per transaction basis. The Company has not engaged in meaningful negotiations with any brokers or traders at this time.

     The Company will not provide any trading advice or opinions to brokers or traders. Similarly, the Company will not provide any brokerage services to traders.

EMPLOYEES

     Mr. Nigohossian is currently working full time to meet needs of the Company. The Company currently has no employees. If the Company can raise additional capital, it intends to hire sales people to market the digital yearbook and educational products of Campus, as well as its day trading platform. The number of sales people that might be hired will be totally dependent on the amount of funds raised.

---------------------------------------------------------------------------

                      ITEM 2.  DESCRIPTION OF PROPERTY

---------------------------------------------------------------------------

     The principal executive offices of the Company are located at 1500 Market Street, 12th Floor, East Tower, Philadelphia, Pennsylvania, where it leases approximately 300 square feet of dedicated office space and additional space as needed for an average of $2,000 per month. This lease expires in July 2004. The Company anticipates this space will be sufficient for its needs until that time.

---------------------------------------------------------------------------

                         ITEM 3.  LEGAL PROCEEDINGS

---------------------------------------------------------------------------

     None.


---------------------------------------------------------------------------

                 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITIES HOLDERS

---------------------------------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending August 31, 2003.

---------------------------------------------------------------------------

                                  PART II

---------------------------------------------------------------------------

                   ITEM 5.  MARKET FOR COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS

---------------------------------------------------------------------------

     The Company's common stock is listed on the NASD OTC Bulletin Board
under the symbol "RCTC."   As of January 15, 2004, the Company had
approximately 1,992 shareholders holding 21,241,091 common shares. Of the issued and outstanding common stock, 1,616,313 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

     The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                       BID PRICES            ASK PRICES
                                    HIGH       LOW        HIGH        LOW
2001-2002
---------
Sept. 1 thru Nov. 30, 2001            .15        .10       None        None
Dec. 1 thru Feb 28, 2002              .15        .10       None        None
Mar. 1 thru May 31, 2002              .10        .10       None        None
June 1 thru Aug. 31, 2002            5.00        .10       8.00        2.50

2002-2003
---------
Sept. 1 thru Nov. 30, 2002          10.00        .35      11.00        2.00
Dec. 1 thru Feb. 28, 2003            1.01        .15       2.50         .77
Mar. 1 thru May 31, 2003              .15        .08        .77         .15
June 1 thru Aug. 31, 2003             .35        .08        .75         .18

     The foregoing figures were furnished to the Company by the Over-the-Counter Bulletin Board, NASDAQ Data Products, Historical Data Service.

     The Company has not declared a cash dividend on its common stock in the past two fiscal years. The Company is not subject to any restrictive covenants or agreements, which limit its ability to pay dividends. The Company has no plans to pay cash dividends on its common stock in the near future.

     RECENT SALES OF UNREGISTERED SECURITIES

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which were not registered under the Securities Act of 1933, were issued during and subsequent to the quarter ended August 31, 2003.

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


     In June 2003, the Company issued 2,000,000 restricted common shares to Ex-Pit, Inc., a Bulgarian company, for services in connection with listing the Company's securities on the Bulgarian Stock Exchange. The Company received no funds from the issuance of the shares. These shares were issued pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the shares were issued, the Company believed Ex-Pit, Inc., was outside of the United States and was not a U.S. Person. The Company believes that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will it engage in any "Directed Selling Efforts." The Company believes Ex-Pit, Inc., has not nor will it engage in any "Directed Selling Efforts." The Company believes Ex-Pit, Inc., acquired the securities for its own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

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

     In September 2003, the Company issued 400,000 restricted common shares to Dailyfinancial.com, Inc., to undertake a marketing campaign to build awareness of the Company and its products and to design, develop and build a website for the Company. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. The Company received no funds in connection with the issuance of these securities.

                                     12


---------------------------------------------------------------------------

                   ITEM 6.  MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OR PLAN OF OPERATIONS

---------------------------------------------------------------------------

     For a complete understanding, this Plan of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this Form 10-KSB.

     The Company has realized no revenue since reactivation in July 1999. After acquiring a 20% interest in GIT Securities Corporation in July 2002, the Company was unsuccessful in obtaining NASD approval for the transfer of the remaining 80% interest in GIT. GIT subsequently relinquished its NASD licenses and terminated operations. The Company wrote off the value of its interest in GIT during the year ended August 31, 2003.

     During the year ended August 31, 2003, the Company generated a net loss of $654,904, an increase in net loss of $623,306 over the year ended August 31, 2002. During the year ended August 31, 2003, general and administrative expenses increased by $1,337,371 over the prior year to $1,365,026. Total assets of the Company increased from $129,446 at August 31, 2002, to $859,828 at August 31, 2003. These significant increases in net loss, general and administrative expenses and total assets are the result of a number of factors, including a significant increase in operating expenses incurred by the Company in investigating and identifying businesses and technologies to acquire and the development of those technologies. The Company has an accumulated deficit since reactivation of $708,039. The Company has no cash on hand.

     As the Company has limited working capital and no cash on hand, and as it is not currently realizing revenue from operations, the Company needs to seek additional funding from third parties. This funding may be sought by means of private equity or debt financing. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms, or at all. If the Company is unsuccessful in obtaining additional debt or equity financing during the first quarter of 2004, the Company may be unable to continue operations. As discussed in the notes to the financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern.

     Assuming the Company can obtain funding, during the next twelve months it intends to pursue the business opportunities it acquired during the fiscal year ended August 31, 2003, including final development and marketing of the Reading & Writing Plus educational product, the digital yearbook and its trading software platform.

     As discussed above in DESCRIPTION OF BUSINESS, Campus has developed a web-based educational product called Reading & Writing Plus. The product requires some additional development before it is ready for market. The Company anticipates that it can finish final development of the Reading & Writing Plus educational product for approximately $100,000 to $150,000. If funding is obtained, the Company believes final development can be completed within 30-60 days. The Company will also need approximately $150,000 to $200,000 to purchase equipment for installation at the first school district. These funds are advanced to the school distrit and are collected out of initial deposit paid by the school district once the system is installed and operational.


     In addition to the Reading & Writing Plus product, Campus has developed a digital yearbook product. As this product is ready for market, Campus will begin marketing its digital yearbook product as soon as it can raise sufficient funds to hire a sales staff and undertake a direct marketing campaign. The Company believes that with $20,000 Campus should be able to undertake its initial marketing campaign of the digital yearbook.

     The Company will also seek to raise sufficient funds to market and sell the trading platform it acquired from Speed. This product is also ready to market pending the Company raising sufficient funds to hire a marketing staff and negotiating a hosting agreement with a third party. Once a hosting agreement is in place, the Company expects it will need approximately $20,000 to begin marketing its trading product.

     Unless the Company discovers a business opportunity that will allow it to begin realizing revenue in the immediate future, the Company intends to allocate the first funds it raises to Campus for the marketing of its digital yearbook product. Thereafter, the Company will allocate funds to the marketing and sale of its trading platform. Once sufficient funding for those projects has been raised, the Company will allocate remaining funds to the final development and marketing of the Reading & Writing Plus educational product and to the investigation of other business opportunities.

     As discussed in DESCRIPTION OF BUSINESS, if the Company is able to raise additional funds, it intends to hire sales persons to market and sell the Campus digital yearbook product, its trading platform and the Campus Reading & Writing Plus educational product. At this time, the Company does not know how many employees it may hire in the next twelve months.

     At this time, the Company does not anticipate purchasing or selling any plants or significant equipment.


---------------------------------------------------------------------------

                       ITEM 7.  FINANCIAL STATEMENTS

---------------------------------------------------------------------------




                                     14







                       ResCon Technology Corporation
                       [A Development Stage Company]
           Financial Statements and Independent Auditors' Report
                              August 31, 2003




















































                       ResCon Technology Corporation
                       [A Development Stage Company]
                             TABLE OF CONTENTS


                                                                      Page

Independent Auditors' Report                                          17

Balance Sheet -- August 31, 2003                                      18

Statements of Operations for the years ended August 31,
2003 and 2002 and for the period from Reactivation
[July 14, 1999] through August 31, 2003                               19

Statements of Stockholders' Equity/(Deficit) for the
years ended August 31, 2003 and 2002, and for the period
from Reactivation [July 14, 1999] through August 31, 2003        20 - 21

Statements of Cash Flows for the years ended August 31,
2003 and 2002, and for the period from Reactivation
[July 14, 1999] through August 31, 2003                               22

Notes to Financial Statements                                    23 - 28
































/Letterhead/

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
ResCon Technology Corporation [a development stage company]


We have audited the accompanying balance sheet of ResCon Technology Corporation [a development stage company] as of August 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2003 and 2002, and for the period from Reactivation [July 14, 1999] through August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ResCon Technology Corporation [a development stage company] as of August 31, 2003, and the results of operations and cash flows for the years ended August 31, 2003 and 2002, and for the period from reactivation through August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses since reactivation, has limited operations and has not yet begun its planned principal operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              Mantyla McReynolds

Salt Lake City, Utah
December 12, 2003




                       ResCon Technology Corporation
                       [A Development Stage Company]
                               Balance Sheet
                              August 31, 2003

                                   ASSETS
Assets
  Prepaid expenses - Note 4                                    $    42,666
                                                               ------------
     Total Current Assets                                           42,666

  Fixed Assets (Net) - Notes 1 & 7                                  80,495
  Prepaid equipment lease - Note 4                                  46,667
  Software & Technology License Agreements                         403,280
  Investment in Speed of Thought                                   286,720
                                                               ------------
     Total Non-Current Assets                                      817,162

          Total Assets                                         $   859,828
                                                               ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                             $    37,441
  Bank Overdraft                                                       504
  Loans from Shareholders                                           97,326
                                                               ------------
     Total Current Liabilities                                     135,271

          Total Liabilities                                        135,271

  Minority Interest                                                   (556)

Stockholders' Equity:
  Common Stock   1,000,000,000 shares authorized
   having a par value of $.0001 per share; 19,091,091
   shares issued and outstanding                                     1,909
  Additional Paid-in Capital                                     5,898,852
  Accumulated Deficit prior to development stage                (4,467,609)
  Deficit accumulated during the development stage                (708,039)
                                                               ------------
     Total Stockholders' Equity                                    725,113
                                                               ------------
          Total Liabilities and Stockholders' Equity           $   859,828
                                                               ------------



              See accompanying notes to financial statements.

                       ResCon Technology Corporation
                       [A Development Stage Company]
                          Statements of Operations
     For the Years ended August 31, 2003 and 2002, and for the Period from Reactivation [July 14, 1999] through August 31, 2003

                                                Year        Year    Reactivation
                                               ended       ended       through
                                             August 31,  August 31,   August 31,
                                                2003        2002         2003
                                            ----------- -----------  -----------
Revenues                                    $        0  $        0   $        0

General & Administrative Expenses            1,365,026      27,655    1,415,121
                                            ----------- -----------  -----------
Operating Income                            (1,365,026)    (27,655)  (1,415,121)

Other Income and Expense
  Income from forgiveness of debt              749,800       5,345      755,145
  Loss on investment in GIT
   Securities Corp                             (39,678)     (8,384)     (48,063)
                                            ----------- -----------  -----------
     Net Income Before Income Taxes           (654,904)    (30,694)    (708,039)

Current Year Provision for Income Taxes              0           0            0
                                            ----------- -----------  -----------
Net Income                                  $ (654,904) $  (30,694)  $ (708,039)
                                            ----------- -----------  -----------
Income Per Share                            $    (0.10) $    (0.01)  $    (0.17)
                                            ----------- -----------  -----------
Weighted Average Shares Outstanding          6,802,792   5,452,351    4,144,949
                                            ----------- -----------  -----------


              See accompanying notes to financial statements.

                       ResCon Technology Corporation
                       [A Development Stage Company]
                Statements of Stockholders' Equity/(Deficit)
   For the Years Ended August 31, 2003 and 2002, and for the Period from
            Reactivation [July 14, 1999] through August 31, 2003

                                                                               Net
                                                Additional              Stockholders'
                              Common    Common    Paid-in   Accumulated      Equity/
                              Shares     Stock    Capital      Deficit      (Deficit)
                        -------------------------------------------------------------
Balance at
reactivation,
[July 14, 1999]          696,686,507  $ 69,669 $4,397,940  $(4,467,609)   $        0

Issued shares to
officers for
services at par           10,000,000     1,000                                 1,000

Merge with Nevada
corporation trade
stock 1 for 7000        (706,575,416)  (70,658)    70,658                          0

Net loss for the
period July 14, 1999
to August 31, 1999                                              (1,000)       (1,000)
                        -------------------------------------------------------------
Balance, August 31, 1999     111,091        11  4,468,598   (4,468,609)            0

Issued shares for
services and expenses      3,749,778       375     18,374                     18,749

Net Loss for year ended
August 31, 2000                                                (18,749)      (18,749)
                        -------------------------------------------------------------
Balance, August 31, 2000   3,860,869       386  4,486,972   (4,487,358)            0

Net Loss for year ended
August 31, 2001                                                 (2,692)       (2,692)
                        -------------------------------------------------------------
Balance, August 31, 2001   3,860,869       386  4,486,972   (4,490,050)       (2,692)

Issued shares for
services at $0.10 per
share                        162,000        16     16,184                     16,200

Issued shares as initial
purchase of GIT
Securities Corp           10,000,000     1,000     47,063                     48,063

Cancelled shares as
part of investment
/acquisition              (3,749,778)     (375)       375                          0

Issued shares for
consulting contract
services, $0.10 per
share                        985,000        99     98,401                     98,500

                                 Continued
                                     20
                       ResCon Technology Corporation
                       [A Development Stage Company]
                Statements of Stockholders' Equity/(Deficit)
   For the Years Ended August 31, 2003 and 2002, and for the Period from
            Reactivation [July 14, 1999] through August 31, 2003

                                                                               Net
                                                Additional              Stockholders'
                              Common    Common    Paid-in   Accumulated      Equity/
                              Shares     Stock    Capital      Deficit      (Deficit)
                        -------------------------------------------------------------
Net Loss for year ended
August 31, 2002                                                (30,694)      (30,694)
                        -------------------------------------------------------------
Balance, August 31, 2002  11,258,091     1,126  4,648,995   (4,520,744)      129,377

Cancelled partial shares
from acquisition of GIT   (7,800,000)     (780)       780                          0

Issued shares for
investment, Campuslive
$0.08 per share            2,668,000       267    213,173                    213,440

Issued shares for
equipment lease,
software & Technology,
$0.08 per share            5,416,000       542    432,738                    433,280

Issued shares for
investment, Speed of
Thought $.08 per share     3,584,000       358    286,362                    286,720

Issued shares for
conversion of debt,
$0.08 per share              815,000        82     65,118                     65,200

Issued shares for
services, $0.08 per
share                        250,000        25     19,975                     20,000

Issued shares for
consulting, $0.08 per
share                      2,900,000       290    231,710                    232,000

Net Loss for year ended
August 31, 2003                                               (654,904)     (654,904)
                        -------------------------------------------------------------
Balance, August 31, 2003  19,091,091  $  1,910 $5,898,851  $(5,175,648)   $  725,113
                        -------------------------------------------------------------


              See accompanying notes to financial statements.

                       ResCon Technology Corporation
                       [A Development Stage Company]
                          Statements of Cash Flows
   For the Years Ended August 31, 2003 and 2002, and for the Period from
            Reactivation [July 14, 1999] through August 31, 2003


                                                 Year          Year      Reactivation
                                                 ended         ended        through
                                               August 31,    August 31,    August 31,
                                                 2003          2002          2003
                                             ------------  ------------  ------------
Cash Flows from Operating Activities
------------------------------------
Net Loss                                     $  (654,904)  $   (30,694)  $  (708,039)
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                   21,808             0        21,808
  Loss on investment in GIT                       39,679         8,384        48,063
  Income from forgiveness of debt               (749,800)       (5,345)     (755,145)
  Issued common stock for service or expenses    491,199        24,933       535,881
  Increase in accounts payable                    37,876            69        37,945
  Change in minority interest                       (556)            -          (556)
  Expenses paid by shareholders                        0         2,653         5,345
                                             ------------  ------------  ------------
     Net Cash from operating Activities         (814,698)            0      (814,698)

Cash Flows from Financing Activities
------------------------------------
 Proceeds from borrowing                         814,698             0       814,698
                                             ------------  ------------  ------------
     Net Cash from financing activities          814,698             0       814,698

     Net Increase/(Decrease) in Cash                   0             0             0

Beginning Cash Balance                                 0             0             0
                                             ------------  ------------  ------------
Ending Cash Balance                                    0             0             0
                                             ------------  ------------  ------------
Supplemental Disclosure of
Cash Flow Information:
 Cash paid during the year for interest      $         0   $         0   $         0
 Cash paid during the year for income taxes  $         0   $         0   $         0
 Issued stock for investments                $   500,160   $    48,063   $   548,223
 Issued stock for professional
  fees contracts                             $   690,000   $    98,500   $   788,500



              See accompanying notes to financial statements.

                       ResCon Technology Corporation
                       [A Development Stage Company]
                       Notes to Financial Statements
                              August 31, 2003

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -----------------------------------------------------------

          (a)  Organization

          ResCon Technology Corporation was organized as a Wyoming corporation and spent many years (since 1976) in the business of manufacturing and selling chemicals and related products for the permanent repair and protection of concrete and steel structures. The Company liquidated all assets prior to 1994 and then became dormant. In July of 1999, the Company merged with and into ResCon Technology Corporation, a Nevada corporation. The merger was effected for the purpose of changing the corporate domicile to Nevada, and to provide for the exchange of 1 share of the Nevada corporation to the stockholders for each 7,000 shares of the Wyoming corporation (see Note 4).

          On July 12, 2002 the Company acquired twenty percent of GIT Securities Corp (GIT) through the issuance of common stock. The Company had planned to acquire the remaining eighty percent of GIT upon approval from the National Association of Securities Dealers, (NASD), however, those efforts failed and the Company abandoned those plans. The value of the investment was written off when GIT ceased to operate.

          In June of 2003, the Company acquired 99.5% of Campuslive, Incorporated, a Delaware corporation developing educational computer software systems. This company has not yet begun to generate revenues. The accounts of Campuslive have been consolidated with the Company. All intercompany transactions have been eliminated.

          Also in June of 2003, the Company acquired approximately thirty percent of Speed of Thought Trading Corporation, which is another development stage company in the technology business. The Company accounts for this investment using the equity method, although this entity has been dormant and is just now beginning to develop its planned principal operations.

          The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

          (b)  Income Taxes

          The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], ACCOUNTING FOR INCOME TAXES. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. (See Note 3)

                       ResCon Technology Corporation
                       [A Development Stage Company]
                       Notes to Financial Statements
                              August 31, 2003

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -----------------------------------------------------------
          [continued]

          (c)  Net Loss Per Common Share

          In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation of loss per share for the periods presented because their inclusion is antidilutive.

          (d)  Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at August 31, 2003.

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

          (f)  Impairment of Long-Lived Assets

          The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company made no adjustment to long-lived assets for impairment through August 31, 2003.

          (g)  Property & Equipment

          Property and equipment are stated at cost. Depreciation is provided using the straight-line basis over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.

                       ResCon Technology Corporation
                       [A Development Stage Company]
                       Notes to Financial Statements
                              August 31, 2003

NOTE 2    LIQUIDITY/GOING CONCERN
          -----------------------

          The Company has accumulated significant losses since inception, and has not yet begun its planned principal operations. The Company has limited working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include continued development within its subsidiary and other investments in an attempt to create profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3    INCOME TAXES
          ------------

          Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2023. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                         Estimated
          Description                       NOL         Tax          Rate
            Federal Income Tax          $1,344,977 $  457,292           34%
            Valuation allowance                      (457,292)
                                                   -----------
            Deferred tax asset
            8/31/2003                              $        0

          The valuation allowance has decreased $109,597, from $566,889 at August 31, 2002.

NOTE 4    COMMON STOCK/RELATED PARTY TRANSACTIONS
          ---------------------------------------

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

                       ResCon Technology Corporation
                       [A Development Stage Company]
                       Notes to Financial Statements
                              August 31, 2003

NOTE 4    COMMON STOCK/RELATED PARTY TRANSACTIONS [continued]
          ---------------------------------------
          The Company then issued stock for services or expenses in the following manner:

                                                    Number of
          Description                                Shares         Value
          -------------------------------------- ------------  ------------
          Issued stock to a shareholder for
          expenses paid on behalf of the Company
          at $.005 per share(12/99)                  569,820   $     2,849

          Issued stock to consultants for
          services at $.005 per share(12/99)       3,037,400   $    15,187

          Issued stock to consultant for services
          at $.005 per share(1/00)                   142,558   $       713
                                                 ------------  ------------
               Totals                              3,749,778   $    18,749
                                                 ------------  ------------

          On June 26, 2002, the Company issued 162,000 shares of common stock under a Form S-8 registration statement. The stock was issued at $0.10 per share for consulting services.

          As indicated in Note 1, the Company negotiated the acquisition of GIT in exchange for common stock. 10,000,000 shares of Company common stock were issued on July 12, 2002 for the first twenty percent of GIT. Subsequently, 7,800,000 of these shares were cancelled for a net investment of 2,200,000. As mentioned above, the investment in GIT was written off when it became inoperable.

          In connection with the combination with GIT, certain shareholders agreed to surrender 3,749778 shares of common stock for cancellation. However, the shareholders were granted warrants to purchase up to 200,000 restricted common stock at an exercise price of $2.00 per share. On the grant date, the market price per share of common stock was approximately $.10. The weighted average grant-date fair value of the warrants was $0 using Black-Scholes analysis and assuming a risk-free interest rate of 8%, volatility of 1 to 50%, and expiration at June 26, 2004. All 200,000 warrants are outstanding and exercisable as of August 31, 2003. There are no other outstanding warrants or options.

          On August 2, 2002, the Company filed an S-8 registration statement and issued 985,000 shares of common stock to professionals and consultants for services to be performed over the following twelve months. The shares were valued at $0.10 per share. At issuance the Company recorded prepaid expense of $98,500. This amount is being amortized on a monthly basis through July 2003.

          As mentioned in Note 1, the Company issued 2,668,000 shares of restricted common stock to eighteen individuals as part of an agreement to acquire Campuslive, Incorporated. The transaction was recorded at $0.08 per share. Approximately 12,500 shares of Campuslive were not acquired. Thus, the Company has recorded a minority interest in Campuslive in the financial statements.
                                     26

                       ResCon Technology Corporation
                       [A Development Stage Company]
                       Notes to Financial Statements
                              August 31, 2003

NOTE 4    COMMON STOCK/RELATED PARTY TRANSACTIONS [continued]
          ---------------------------------------

          On June 12, 2003, the Company issued 9,000,000 restricted shares of common stock in an agreement to acquire certain software and technology licenses, an equipment lease, and for shares of common stock of Speed of Thought Trading Corporation. 5,416,000 shares were issued at $0.08 per share for the licenses and lease agreements, for a total value of $403,280. Approximately $73,333 was recorded as prepaid expense on an equipment lease which is being amortized over 36 months. This intangible asset has an indefinite life and thus will be tested annually for impairment in accordance with accounting policy. The other 3,584,000 shares of restricted common stock were issued to an individual, on a one-for-one basis, for common stock of Speed of Thought Trading Corporation. These shares were also valued at $0.08 per share. The investment has been recorded at $286,720. No equity adjustments were recorded for this account because Speed of Thought has not had any operations nor activity since acquisition.

          The Company issued 815,000 restricted shares of common stock at $0.08 per share for the extinguishment of debt. (See Note 5).

          On June 25, 2003, the Company issued 750,000 shares of unrestricted common stock in reliance upon an S-8 Registration Statement in lieu of cash at $0.08 per share for professional services. Of these shares, 200,000 were issued for future services and the Company has recorded prepaid expense of $16,000.

          In June 2003, the Company issued 2,000,000 shares of restricted common stock to a foreign entity for consulting services. These shares were valued at $0.08 per share.

          In July 2003, 400,000 restricted shares of common stock were issued at $0.08 per share for the services of a consulting firm.

NOTE 5    RELATED PARTY TRANSACTIONS/FORGIVENESS OF DEBT
          ----------------------------------------------

          A shareholder paid various administrative expenses on behalf of the Company in prior years. Advances in the amount of $5,345 were forgiven in connection with the acquisition of GIT. There are no amounts due to the shareholder as of August 31, 2003.

          Throughout the year ended August 31,2003, several individuals advanced $815,000 to the Company for the purpose of funding operations. On June 26, 2003, the Company issued 815,000 shares of common stock in settlement of that debt. Inasmuch as the market value of the shares was $0.08 per share on the transaction date, the Company recorded the shares as issued at a value of $65,200. A resulting gain from the extinguishment of debt was recognized at $749,800.

                       ResCon Technology Corporation
                       [A Development Stage Company]
                       Notes to Financial Statements
                              August 31, 2003

NOTE 6    SUBSEQUENT EVENTS/ISSUANCE OF STOCK
          -----------------------------------

          On September 12, 2003, the Company resolved to issue 400,000 shares of restricted shares of common stock to a corporation as part of a consulting agreement. The services to be rendered include marketing and website development.

          On October 29, 2003, the Board of Directors ratified several consulting agreements with various individuals and resolved to issue 1,750,000 shares of unrestricted common stock in reliance upon an S-8 registration statement filed by the Company.

NOTE 7    PROPERTY & EQUIPMENT
          --------------------

          The Company currently has one class of assets as follows:

                                                   Accumulated
          Asset Class                      Cost   Depreciation  Method/Life
          -----------------------------------------------------------------
          Electronic equipment         $   19,500  $    8,450   SL/5 years

          Intellectual property        $  250,000  $  180,555   SL/3 years

          Depreciation and amortization expense recognized in the consolidated Company was $21,808 and $0 for the years ended August 31, 2003 and 2002. Additional depreciation was recorded on the books of Campuslive prior to be acquired by the Company.

---------------------------------------------------------------------------

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

---------------------------------------------------------------------------

     None.

---------------------------------------------------------------------------

                     ITEM 8A.  CONTROLS AND PROCEDURES

---------------------------------------------------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------
          The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "EVALUATION DATE") within 90 days before the filing of this quarterly report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

                                     28
     (b)  Changes in Internal Controls and Procedures.
          --------------------------------------------
          Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


---------------------------------------------------------------------------

                                  PART III

---------------------------------------------------------------------------

           ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
                    AND CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT

---------------------------------------------------------------------------

     The following table sets forth as of August 31, 2003 the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.


Name                     Age    Position                 Director or Officer Since
----------------------   ----   -----------------------  -------------------------
Christian Nigohossian    32     Chief Executive Officer  July 2002
                                Chief Financial Officer  July 2002
                                President                July 2002
                                Secretary                July 2002
                                Director                 July 2002

---------------------------------------------------------------------------
     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

     Set forth below is certain biographical information regarding the Company's executive officer and director:

     CHRISTIAN NIGOHOSSIAN, DIRECTOR, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, PRESIDENT AND SECRETARY. Mr. Nigohossian has served as CEO, CFO, president, secretary and director of the Company since July 2002. He also served as president of GIT from March 2001 until the time it discontinued its operations. As president, he was responsible for developing and overseeing the retail operations of GIT. He was also involved in the general management of the firm. Mr. Nigohossian has held several NASD licences. From 1997 to 2001, Mr. Nigohossian was a registered representative at the Minneapolis Company where, in addition to developing retail clients, he also gained experience in structuring and developing back office and trading operations. His operations experience includes compliance assistance, monitoring and enforcement of industry rules and regulations. His trading experience includes ECN order flow, market making, working with trading correspondents, manning multiple Nasdaq workstations and trading for the proprietary account. Mr. Nigohossian is also a director of Speed of Thought Trading Corporation.


                                     29

     Mr. Nigohossian has not been involved in legal proceedings that require disclosure in this annual report of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities. Form 4 is to report changes in
beneficial ownership.   Form  5 is an annual statement of changes in
beneficial ownership.

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that Mr. Nigohossian inadvertently failed to timely file Form 5s for the fiscal year ended August 31, 2003.

---------------------------------------------------------------------------

                      ITEM 10.  EXECUTIVE COMPENSATION

---------------------------------------------------------------------------

     The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at August 31, 2003 the end of the Registrant's last completed fiscal year).

                              Summary Compensation Table
                              --------------------------

                                                         Long Term
                                                      Compensation         Payouts
                                                    Awards
                                             Other   Restr                       All
Name and                                    Annual   icted                      Other
Principal                                   Compen   Stock  Options     LTIP   Compen
Position           Year   Salary    Bonus   sation  Awards  /SARs #   Payout   sation
------------------ ----  -------  -------  ------- -------  -------  -------  -------
Christian
Nigohossian        2003  $12,000     $-0-     $-0-    $-0-     $-0-     $-0-     $-0-
CEO                2002      -0-      -0-      -0-     -0-      -0-      -0-      -0-
-------------------------------------------------------------------------------------

BONUSES AND DEFERRED COMPENSATION

     The Company does not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by the Company at such time as deemed reasonable by the board of directors. The Company does not have a compensation committee, all decisions regarding compensation are determined by the board of directors.


                                     30

STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS

     The Company does not currently have a Stock Option or Stock
Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended August 31, 2003 or the period ending on the date of this Report.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.


---------------------------------------------------------------------------

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT

---------------------------------------------------------------------------

     The following table sets forth as of January 15, 2004 the name and the number of shares of the Registrant's Common Stock, par value $.0001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 21,241,091 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


Title of                                           Amount and Nature of  Percentage
Class      Name of Beneficial Owner                Beneficial Ownership  of Class
---------  --------------------------------------- --------------------  -----------

Common      Christian Nigohossian                      13,700,000(1)         65%
            1500 Market Street
            12th Floor, East Tower
            Philadelphia, PA 19120

Common      Speed of Thought Trading Corporation        5,416,000(1)         25%
            1500 Market Street
            12th Floor, East Tower
            Philadelphia, PA 19120

Common      Ex-Pit, Inc.                                2,000,000             9%
            36 Vitosha Street
            Floor 4
            Sophia, Bulgaria 1000


                                     31


-------------------------------------------------------------------------------------

Common      All Officers and Directors as a Group:
            (1 person)                                 13,700,000            65%

-------------------------------------------------------------------------------------

(1) Mr. Nigohossian owns 6,084,000 shares in his own name. Mr. Nigohossian is the sole shareholder, officer and director of Radical Technologies, Inc., and therefore may be deemed the beneficial owner of the 2,200,000 shares held by Radical. Mr. Nigohossian is the president and director of Speed of Thought Trading Corporation and therefore, may be deemed to have voting control over the 5,416,000 shares held by Speed. Mr. Nigohossian is not a shareholder of Speed.

---------------------------------------------------------------------------

                    ITEM 12.  CERTAIN RELATIONSHIPS AND
                            RELATED TRANSACTIONS

---------------------------------------------------------------------------

     On June 10, 2003, the Company entered into a Software and Technology License and an Equipment Lease with Speed. Pursuant to the terms of those two agreements, Speed was issued 5,416,000 restricted shares of Company common stock. The Company also acquired 3,584,000 shares of Speed from Christian Nigohossian in exchange for 3,584,000 restricted common shares of the Company. At the time of both transactions Mr. Nigohossian was the president and director of both companies.

     On June 11, 2003, the Company consummated an Agreement and Plan of Reorganization with Campus and the Campus shareholders whereby the Company acquired 2,668,000 shares or 99.5% of the outstanding shares of Campus in exchange for 2,668,000 restricted Company common shares. In connection with that transaction, Christian Nigohossian was issued 2,500,000 restricted shares of Company common stock in exchange for his 2,500,000 shares of Campus.

---------------------------------------------------------------------------

                                  PART IV

---------------------------------------------------------------------------

                 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

---------------------------------------------------------------------------

(a)  Reports on Form 8-K.

     On June 16, 2003, the Company filed a Current Report on Form 8-K disclosing that it had consummated the Agreement and Plan of Reorganization with Campuslive Incorporated.

     On October 16, 2003, the Company filed an amendment to the Current Report on Form 8-K filed on June 16, 2003. This amended Current Report provided additional disclosure regarding Campuslive Incorporated and the financial statements and pro forma information required under the Rules and Regulations adopted by the Securities and Exchange Commission.

                                     32

(b)  Exhibits.  The following exhibits are included as part of this report:

     Exhibit 21.1   List of Subsidiaries
     Exhibit 31.1   Certification of Principal Executive Officer
     Exhibit 31.2   Certification of Principal Financial Officer
     Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------------------------------------------------------

              ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

---------------------------------------------------------------------------

AUDIT FEES

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits during the fiscal years ended August 31, 2003 and 2002 were $8,179 and $1,288, respectively.

AUDIT RELATED FEES

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than amounts previously reported in this Item 14 for the fiscal years ended August 31, 2003 and 2002 were $950 and $524, respectively.

TAX FEES

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the fiscal years ended August 31, 2003 and 2002, were $100 and $100, respectively.

ALL OTHER FEES

     There were no other fees billed by our principal accountant for the fiscal years ended August 31, 2003 and 2002, except as provided above.


AUDIT COMMITTEE

     Our sole director serves as our audit committee and pre-approved all of the above amounts billed to the Company prior to incurring the expenses associated therewith.


                                     33

---------------------------------------------------------------------------

                                SIGNATURES

---------------------------------------------------------------------------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                   ResCon Technology Corporation


Dated: January 19, 2004            By: /S/ Christian Nigohossian
                                   ----------------------------------------
                                   Christian Nigohossian, President