Form 10QSB
period 2003-11-30
RESCON TECHNOLOGY CORP
filed 2004-02-11
CIK 769591

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

     For the Quarter Ended                      Commission File Number
       November 30, 2003                                000-13822

                       RESCON TECHNOLOGY CORPORATION
                      -------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                   ------
       (State or other jurisdiction of incorporation or organization

                                 83-0210455
                                -----------
                    (I.R.S. Employer Identification No.)

                1500 Market Street, 12th Floor, East Tower,
                      Philadelphia, Pennsylvania 19102
               ---------------------------------------------
                  (Address of principal executive offices)

                               (215) 246-3456
                             ------------------
            (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                  -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      X  Yes         No
                    -----      ------

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

Common stock, par value $.0001; 22,341,091 shares outstanding as of February 9, 2004



                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements











                       RESCON TECHNOLOGY CORPORATION


                       Condensed Financial Statements

                             November 30, 2003



                       RESCON TECHNOLOGY CORPORATION
                          Condensed Balance Sheet
                                (Unaudited)

                                   ASSETS
                                  --------
                                                                 November
                                                                 30, 2003
                                                             --------------
Current Assets
  Cash                                                       $      50,852
  Prepaid professional fees                                         42,666
                                                             --------------
    Total Current Assets                                            93,518

  Fixed Assets (Net)                                                58,687
  Prepaid Equipment Lease                                           40,000
  Software & Technology License Agreement                          403,280
  Investment Speed of Thought                                      286,720
  Other Receivable                                                   6,000
                                                             --------------
    Total Non-Current Assets                                       794,687

                    Total Assets                             $     888,205
                                                             --------------
                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   -------------------------------------
Liabilities
  Accounts payable                                           $      41,403
  Payable to shareholders                                          226,451
                                                             --------------
    Total Current Liabilities                                      267,854
                                                             --------------
         Total Liabilities                                         267,854

  Minority Interest                                                   (653)

Stockholders' Deficit
     Common stock                                                    2,124
     Additional paid in capital                                  6,173,637
     Accumulated deficit prior to development stage             (4,467,609)
     Accumulated deficit during the development stage           (1,087,147)
                                                             --------------
          Total Stockholders' Deficit                              621,005
                                                             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $     888,205
                                                             --------------

                           See accompanying notes

                                     3

                       RESCON TECHNOLOGY CORPORATION
                     Condensed Statements of Operations
                                (Unaudited)

                                                                            For the
                                                                          Development
                                          For the Three  For the Three       Stage
                                           Months Ended   Months Ended      Through
                                           November 30,   November 30,   November 30,
                                               2003           2002           2003
                                         -------------- -------------- --------------
Revenues                                 $           0  $           0  $           0

General & Administrative Expenses              379,108         85,386      1,794,229
                                         -------------- -------------- --------------
     Operating Income (Loss)                  (379,108)       (85,386)    (1,794,229)

Other Income and Expense
  Income from forgiveness of debt                    0              0        755,145
  Income (Loss) on investment in GIT                 0          26,266       (48,063)
                                         -------------- -------------- --------------
     Net Income (Loss) Before Taxes           (379,108)       (59,120)    (1,087,147)

Current Year Provision for Income Taxes              0              0              0
                                         -------------- -------------- --------------
Net Income (Loss)                        $    (379,108) $     (59,120) $  (1,087,147)
                                         -------------- -------------- --------------
Income Per Share                         $       (0.02) $       (0.02) $       (0.22)

Weighted Average Number of
Shares Outstanding                          20,053,728      3,860,869      5,001,069

                          See accompanying notes
                                     4

                       RESCON TECHNOLOGY CORPORATION
                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                                            For the
                                                                          Development
                                          For the Three  For the Three       Stage
                                           Months Ended   Months Ended      Through
                                           November 30,   November 30,   November 30,
                                               2003           2002           2003
                                         -------------- -------------- --------------
Cash Flows from Operating Activities:
  Net Income (Loss)                      $    (379,108) $        (854) $  (1,087,147)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
  Depreciation and amortization                 21,808              0         43,616
  Income from investment in GIT                      0        (26,266)        48,063
  Increase in investments                       (6,000)                       (6,000)
  Income from forgiveness of debt                    0              0       (755,145)
  Issued common stock for service or
     expenses                                  275,000              0        810,881
  Decrease in accounts payable                   3,457            920         41,402
  Decrease in prepaid expenses                   6,667         26,200          6,667
  Change in minority interest                      (97)                         (653)
  Expenses paid by shareholders                      0              0          5,345
                                         -------------- -------------- --------------
Net Cash from operating Activities             (78,273)             0       (892,971)

Cash Flows from Financing Activities:
  Loan proceeds                                129,125              0        943,823
  Additional paid in capital                         0                             0
                                         -------------- -------------- --------------
      Net Increase/(Decrease) in Cash          129,125              0        943,823

Beginning Cash Balance                               0              0              0
                                         -------------- -------------- --------------
Ending Cash Balance                             50,852              0         50,852
                                         -------------- -------------- --------------
Supplemental Disclosure of Cash
Flow Information:
  Cash paid during the year for
     interest                            $           0  $           0  $           0
  Cash paid during the year for
     income taxes                        $           0  $           0  $           0
  Issued stock for investment            $           0  $           0  $     548,223
  Issued stock for professional
     fees contracts                      $           0  $           0  $     788,500

                          See accompanying notes
                                     5

                       RESCON TECHNOLOGY CORPORATION
                  Notes to Condensed Financial Statements
                             November 30, 2003


     PRELIMINARY NOTE
     ----------------

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
     and Exchange Commission.   Certain information and disclosures
     normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2003.


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

     During the quarter ended November 30, 2003, the Company generated a net loss of $379,108, an increase in net loss of $319,988 over the three-month period ended November 30, 2002. During the three-months ended November 30, 2003, general and administrative expenses increased by $293,740 over the prior year to $379,108. Total assets of the Company increased to $888,205 at November 30, 2003 compared to $129,512 at November 30, 2002. These significant increases in net loss, general and administrative expenses and total assets are the result of a number of factors, including a significant increase in operating expenses incurred by the Company in investigating and identifying businesses and technologies to acquire, and the development of those technologies. The Company has an accumulated deficit since reactivation of $1,087,244. At November 30, 2003, the Company had cash on hand of $50,852.

     As the Company has limited working capital and limited cash on hand, and as it is not currently realizing revenue from operations, the Company needs to seek additional funding from third parties. This funding may be sought by means of private equity or debt financing. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms, or at all. If the Company is unsuccessful in obtaining additional debt or equity financing during the second quarter of 2004, the Company may be unable to continue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is still seeking the funding to allow it to pursue the business opportunities, including final development and marketing of the Reading & Writing Plus educational product, the digital yearbook and its trading software platform, it acquired in 2003, as well as investigating potential new opportunities.

     Campus continues to seek funding to complete the development of its educational product called Reading & Writing Plus. This product will require some additional development before it is ready for market. The Company anticipates that it can finish final development of the Reading & Writing Plus educational product for approximately $100,000 to $150,000. If funding is obtained, the Company believes final development can be completed within 30-60 days. The Company believes it will also need approximately $150,000 to $200,000 to purchase equipment for installation at the first school district. These funds are advanced to the school district and are collected out of initial deposit paid by the school district once the system is installed and operational.

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

     The Company will also seek to raise sufficient funds to market and sell the trading platform it acquired from Speed. This product is also ready to market pending the Company raising sufficient funds to hire a marketing staff and negotiating a hosting agreement, which the Company is currently negotiating with a third party. Once a hosting agreement is in place, the Company expects it will need approximately $20,000 to begin marketing its trading product.

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


ITEM 3.  CONTROLS AND PROCEDURES

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


                        PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended November 30, 2003.

     During the quarter ended November 30, 2003 and subsequent thereto, the Company issued the following securities, which were not registered under the Securities Act of 1933.

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

     On January 27, 2004, the Company issued 1,100,000 restricted common shares in satisfaction of loans in the amount of $55,000 made by several individuals to the Company. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D of the rules and regulations promulgated under the Securities Act of 1933, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Reports on Form 8-K

     None.

     (B) Exhibits. The following exhibits are included as part of this report:

      Exhibit 31.1 Certification of Principal Executive Officer
      Exhibit 31.2 Certification of Principal Financial Officer
      Exhibit 32.1 Certification Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ResCon Technology Corporation



Dated: February 11, 2004          By: /S/ Christian Nigohossian
                                      ----------------------------------
                                       Christian Nigohossian, CEO