Form 10QSB
period 2004-02-29
RESCON TECHNOLOGY CORP
filed 2004-05-17
CIK 769591

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
  February 29, 2004                                          000-13822

                       RESCON TECHNOLOGY CORPORATION
                      -------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                  --------
       (State or other jurisdiction of incorporation or organization)

                                 83-0210455
                                ------------
                    (I.R.S. Employer Identification No.)

                1500 Market Street, 12th Floor, East Tower,
                      Philadelphia, Pennsylvania 19102
             --------------------------------------------------
                  (Address of principal executive offices)

                               (215) 246-3456
                             -----------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                   -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X   Yes         No
                         --------      --------

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

Common stock, par value $.0001; 24,591,091 shares outstanding as of May 12,
2004
                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements














                       RESCON TECHNOLOGY CORPORATION


                       Condensed Financial Statements

                             February 29, 2004



                       RESCON TECHNOLOGY CORPORATION
                          Condensed Balance Sheet
                                (Unaudited)

                                   ASSETS
                                  -------
                                                          February 29, 2004
                                                          -----------------
Current Assets
  Cash                                                         $    16,260
  Prepaid professional fees                                         42,666
                                                               ------------
    Total Current Assets                                            58,926

  Fixed Assets (Net)                                                36,878
  Prepaid Equipment Lease                                           33,334
  Software & Technology License Agreement                          403,280
  Investment Speed of Thought                                      286,720
  Other receivable                                                   6,000
                                                               ------------
     Total Non-Current Assets                                      766,212
                                                               ------------
     Total Assets                                              $   825,138
                                                               ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   --------------------------------------
  Accounts payable                                             $    35,403
  Payable to shareholders                                          183,015
                                                               ------------
     Total Current Liabilities                                     218,418
                                                               ------------
     Total Liabilities                                             218,418

Minority Interest                                                     (750)

Stockholders' Equity
  Common stock                                                       2,459
  Additional paid in capital                                     6,340,802
  Accumulated deficit prior to development stage                (4,467,609)
  Accumulated deficit during the development stage              (1,268,182)
                                                               ------------
     Total Stockholders' Equity                                    607,470
                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $   825,138
                                                               ============

                          See accompanying notes

                       RESCON TECHNOLOGY CORPORATION
                     Condensed Statements of Operations
                                (Unaudited)

                                          For the Three       For the Three
                                            Months Ended       Months Ended
                                       February 29, 2004  February 28, 2003
                                       -----------------  -----------------
Revenues                                    $         0        $         0

General & Administrative Expenses               181,035            117,957
                                            ------------       ------------
  Operating Income (Loss)                      (181,035)          (117,957)

Other Income and Expense
  Income (Loss) on investment in GIT                  0              3,493
                                            ------------       ------------
     Net Income (Loss) Before Taxes            (181,035)          (110,971)

Current Year Provision for Income Taxes               0                  0
                                            ------------       ------------
Net Income (Loss)                           $  (181,035)       $  (110,971)
                                            ============       ============

Income Per Share                            $     (0.01)       $     (0.01)
                                            ============       ============
Weighted Average Number of Shares
Outstanding                                  22,109,772         11,258,091
                                            ============       ============



                          See accompanying notes



                       RESCON TECHNOLOGY CORPORATION
                     Condensed Statements of Operations
                                (Unaudited)

                                                                            For the
                                                                          Development
                                            For the Six    For the Six       Stage
                                           Months Ended   Months Ended      Through
                                           February 29,   February 28,   February 29,
                                               2004           2003           2004
                                           ------------   ------------   ------------

Revenues                                   $         0    $         0    $         0
                                           ------------   ------------   ------------

General & Administrative Expenses              560,143        203,344      1,975,264
                                           ------------   ------------   ------------
     Operating Income (Loss)                  (560,143)      (203,344)    (1,975,264)

Other Income and Expense
  Income from forgiveness of debt                    0              0        755,145
  Income (Loss) on investment in GIT                 0         29,759       (48,063)
                                           ------------   ------------   ------------
     Net Income (Loss) Before Taxes           (560,143)      (173,585)    (1,268,182)
                                           ------------   ------------   ------------
Current Year Provision for Income Taxes              0              0              0

Net Income (Loss)                          $  (560,143)   $  (173,585)   $(1,268,182)
                                           ============   ============   ============

Income Per Share                           $     (0.03)   $     (0.02)   $     (0.22)
                                           ============   ============   ============
Weighted Average Number of Shares
Outstanding                                 21,081,750     11,258,091      5,874,746
                                           ============   ============   ============

                           See accompanying notes

                       RESCON TECHNOLOGY CORPORATION
                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                                            For the
                                                                          Development
                                            For the Six    For the Six       Stage
                                           Months Ended   Months Ended      Through
                                           February 29,   February 28,   February 29,
                                               2004           2003           2004
                                           ------------   ------------   ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                        $  (560,143)   $  (173,585)   $(1,268,182)
  Adjustments to reconcile net loss to
  net cash used for operating activities:
   Depreciation and amortization                43,617              0         65,426
  Income from investment in GIT                      0        (29,759)        48,063
  Increase in investments                       (6,000)             0         (6,000)
  Income from forgiveness of debt                    0              0       (755,145)
  Issued common stock for service or expenses        0              0        535,881
  Decrease in accounts payable                  (2,542)           920         35,402
  Decrease in prepaid expenses                  13,333         50,600         13,333
  Change in minority interest                     (194)             0           (750)
  Expenses paid by shareholders                      0              0          5,345
                                           ------------   ------------   ------------
   Net Cash from operating Activities         (511,929)      (151,824)    (1,326,627)

Cash Flows from Financing Activities:

  Issued stock for cash                        442,500              0        442,500
  Loan proceeds                                 85,689        155,490        900,387
                                           ------------   ------------   ------------
     Net Increase/(Decrease) in Cash            16,260          3,666          16,260
                                           ------------   ------------   ------------
Beginning Cash Balance                               0              0              0
                                           ------------   ------------   ------------
Ending Cash Balance                             16,260          3,666          16,260
                                           ============   ============   ============

Supplemental Disclosure of Cash
Flow Information:
  Cash paid during the year for interest   $         0    $         0    $         0
  Cash paid during the year for income
   taxes                                   $         0    $         0    $         0
  Issued stock for investment              $         0    $         0    $   548,223
  Issued stock for professional fees
   contracts                               $         0    $         0    $   788,500


                          See accompanying notes

                       RESCON TECHNOLOGY CORPORATION
                  Notes to Condensed Financial Statements
                             February 29, 2004


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

     During the three months and six months ended February 29, 2004, the Company generated net losses of $181,035 and $560,143 respectively. This represents increases in net loss of $70,064 and $386,558 over the corresponding three month and six month periods ending February 28, 2003. During the three months and six months ended February 29, 2004, general and administrative expenses increased by $63,078 and $356,799 over the corresponding periods ended February 28, 2003. Total assets of the Company at February 29, 2004 were $825,138, compared to $112,271 at February 28, 2003. These significant increases in net loss, general and administrative expenses and total assets are the result of a number of factors, including a significant increase in operating expenses incurred by the Company in investigating and identifying businesses and technologies to acquire, and the development of those technologies. The Company has an accumulated deficit since reactivation of $1,268,182. At February 29, 2004, the Company had cash on hand of $16,260.

     As the Company has limited working capital and limited cash on hand, and as it is not currently realizing revenue from operations, the Company needs to seek additional funding from third parties. This funding may be sought by means of private equity or debt financing. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms, or at all. If the Company is unsuccessful in obtaining additional debt or equity financing during the third quarter of 2004, the Company may be unable to continue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.


     The Company continues to seek funding to allow it to pursue certain business opportunities, including final development and marketing of the Reading & Writing Plus educational product, the digital yearbook and its trading software platform, it acquired in 2003, as well as investigating potential new opportunities.

     Campus is still seeking funds to complete the development of its educational product called Reading & Writing Plus. This product will require some additional development before it is ready for market. The Company anticipates that it can finish final development of the Reading & Writing Plus educational product for approximately $100,000 to $150,000. If funding is obtained, the Company believes final development can be completed within 30-60 days. The Company believes it will also need approximately $150,000 to $200,000 to purchase equipment for installation at the first school district. These funds are advanced to the school district and are collected out of initial deposit paid by the school district once the system is installed and operational.

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


Item 3.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Principal Executive Officer and Principal Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing of this quarterly report. Based on his evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.
                        PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended February 29, 2004.

     During the quarter ended February 29, 2004 and subsequent thereto, the Company issued the following securities, which were not registered under the Securities Act of 1933.

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

     On February 10, 2004, the Company issued 2,250,000 restricted common shares in satisfaction of loans in the amount of $112,500 made by several individuals to the Company. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D of the rules and regulations promulgated under the Securities Act of 1933, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     None.

     (B) Exhibits. The following exhibits are included as part of this report:

      Exhibit 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      Exhibit 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-
                   Oxley Act of 2002




                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ResCon Technology Corporation



Dated: May 13, 2004               By:/S/ Christian Nigohossian
                                     ___________________________________
                                       Christian Nigohossian, CEO