Form 10QSB
period 2004-06-30
RESCON TECHNOLOGY CORP
filed 2004-08-17
CIK 769591

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
   May 31, 2004                                              000-13822

                       RESCON TECHNOLOGY CORPORATION
                      --------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                 ---------
       (State or other jurisdiction of incorporation or organization

                                 83-0210455
                              ---------------
                    (I.R.S. Employer Identification No.)

                1500 Market Street, 12th Floor, East Tower,
                      Philadelphia, Pennsylvania 19102
              ------------------------------------------------
                  (Address of principal executive offices)

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

Common stock, par value $.0001; 24,591,091 shares outstanding as of August 11, 2004

PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements







                       RESCON TECHNOLOGY CORPORATION


                       Condensed Financial Statements

                                May 31, 2004



                       RESCON TECHNOLOGY CORPORATION
                          Condensed Balance Sheet
                                (Unaudited)

                                   ASSETS
                                  -------
                                                               May 31, 2004
                                                               ------------
Current Assets
 Cash                                                          $     6,447
 Prepaid professional fees                                          42,335
                                                               ------------
   Total Current Assets                                             48,782

Fixed Assets (Net)                                                  60,303
 Prepaid Equipment Lease                                            26,667
 Software & Technology License Agreement                           403,280
 Investment Speed of Thought                                       286,720
 Note receivable - Roman Sand & Stone, LLC.                        153,586
 Other receivable                                                    6,000
                                                               ------------
   Total Non-Current Assets                                        936,556
                                                               ------------
   Total Assets                                                $   985,338
                                                               ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   --------------------------------------

 Accounts payable                                              $    35,403
 Payable to shareholders                                           765,839
                                                               ------------
   Total Current Liabilities                                       801,242

   Total Liabilities                                               801,242

 Minority Interest                                                    (750)

Stockholders' Equity
 Common stock                                                        2,459
 Additional paid in capital                                      6,340,802
 Accumulated deficit prior to development stage                 (4,467,609)
 Accumulated deficit during the development stage               (1,690,806)
                                                               ------------
   Total Stockholders' Equity                                      184,846
                                                               ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $   985,338
                                                               ============

                           See accompanying notes
                                     3

                       RESCON TECHNOLOGY CORPORATION
                     Condensed Statements of Operations
                                (Unaudited)

                                              For the Three   For the Three
                                                Months Ended   Months Ended
                                                May 31, 2004   May 31, 2003
                                               -------------  -------------
Revenues                                       $          0   $          0

General & Administrative Expenses                   422,624        488,902
                                               -------------  -------------
Operating Income (Loss)                            (422,624)      (488,902)

Other Income and Expense
 Income (Loss) on investment in GIT                       0        (69,438)
                                               -------------  -------------
 Net Income (Loss) Before Taxes                    (422,624)      (558,340)
                                               -------------  -------------
 Current Year Provision for Income Taxes                  0              0
                                               -------------  -------------
   Net Income (Loss)                           $   (422,624)  $   (558,340)
                                               =============  =============

Income Per Share                               $      (0.02)  $      (0.05)
                                               =============  =============
Weighted Average Number of Shares Outstanding    24,591,091     11,258,091
                                               =============  =============



                          See accompanying notes
                                     4

                       RESCON TECHNOLOGY CORPORATION
                     Condensed Statements of Operations
                                (Unaudited)

                                                                        For the
                                     For the Nine    For the Nine    Development
                                      Months Ended   Months Ended  Stage Through
                                      May 31, 2004   May 31, 2003   May 31, 2004
                                      ------------   ------------   ------------
Revenues                              $         0    $         0    $         0

General & Administrative
 Expenses                                 982,767        692,246      1,975,264
                                      ------------   ------------   ------------
Operating Income (Loss)                  (982,767)      (692,246)    (1,975,264)

Other Income and Expense
 Income from forgiveness of debt                0              0        755,145
 Income (Loss) on investment in GIT             0        (39,679)       (48,063)
                                      ------------   ------------   ------------
 Net Income (Loss) Before Taxes          (982,767)      (731,925)    (1,268,182)
                                      ------------   ------------   ------------
Current Year Provision for
Income Taxes                                    0              0              0
                                      ------------   ------------   ------------
Net Income (Loss)                     $  (982,767)   $  (731,925)   $(1,268,182)
                                      ============   ============   ============

Income Per Share                      $     (0.03)   $     (0.07)   $     (0.22)
                                      ============   ============   ============
Weighted Average Number of
Shares Outstanding                     22,260,069     11,258,091      6,192,207
                                      ============   ============   ============




                           See accompanying notes
                                     5

                       RESCON TECHNOLOGY CORPORATION
                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                                             For the
                                          For the Nine    For the Nine    Development
                                           Months Ended   Months Ended  Stage Through
                                           May 31, 2004   May 31, 2003   May 31, 2004
                                           ------------   ------------   ------------
Cash Flows from Operating Activities:
 Net Income (Loss)                         $  (982,767)   $  (731,925)   $(1,690,806)
 Adjustments to reconcile net loss to
 net cash used for operating activities:
  Depreciation and amortization                 45,718              0         67,526
  Income from investment in GIT                      0         39,679         48,063
  Decrease in bank overdraft                      (504)             0           (504)
  Increase in investments                     (159,586)             0       (159,586)
  Income from forgiveness of debt                    0              0       (755,145)
  Issued common stock for service
   or expenses                                       0              0        535,881
  Decrease in accounts payable                  (2,038)           920         35,907
  Decrease in prepaid expenses                  20,331         74,100         20,331
  Change in minority interest                     (194)             0           (750)
  Expenses paid by shareholders                      0              0          5,345
                                           ------------   ------------   ------------
   Net Cash from operating Activities       (1,079,040)      (617,226)    (1,893,738)

Cash Flows from Investing Activity
 Increase in advances                                -       (218,000)             -
                                           ------------   ------------   ------------
   Net (Increase)/Decrease in
   Investing Activities                              -       (218,000)             -

Cash Flows from Financing Activites:
 Purchase of equipment                         (25,527)             0        (25,527)
 Issued stock for cash                         442,500              0        442,500
 Loan proceeds                                 668,513        835,226      1,483,211
                                           ------------   ------------   ------------
   Net Increase/(Decrease) in Cash               6,446              0          6,446

   Beginning Cash Balance                            0              0              0
                                           ------------   ------------   ------------
   Ending Cash Balance                           6,446              0          6,446
                                           ============   ============   ============

Supplemental Disclosure of Cash
Flow Information:
 Cash paid during the year for interest    $         0    $         0    $         0
 Cash paid during the year for income
  taxes                                    $         0    $         0    $         0
 Issued stock for investment               $         0    $         0    $   548,223
 Issued stock for professional fees
  contracts                                $         0    $         0    $   788,500



                           See accompanying notes
                                     6

                       RESCON TECHNOLOGY CORPORATION
                  Notes to Condensed Financial Statements
                                May 31, 2004

     PRELIMINARY NOTE

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

RESULTS OF OPERATIONS

     During the three months and nine months ended May 31, 2004, the Company generated operating loss of $422,624 and $982,767 respectively. This represents a decrease in operating loss of $66,278 over the corresponding three month period ending May 31, 2003 and an increase in operating loss of $290,521 over the corresponding three month and nine month periods ending May 31, 2003. During the three months ended May 31, 2004, general and administrative expenses decreased by $66,278 and increased by $290,521 over the corresponding nine month period ended May 31, 2003. Total assets of the Company at May 31, 2004, were $985,338, compared to $233,667 at May 31, 2003. These significant increases in net loss, general and administrative expenses and total assets are the result of a number of factors, including a significant increase in operating expenses incurred by the Company in investigating and identifying businesses and technologies to acquire, and the development of those technologies. At June 30, 2004, the Company had an accumulated deficit since reactivation of $1,690,806, and cash on hand of $6,447.

LIQUIDITY AND CAPITAL RESOURCES

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

                                     7

     Cash Flows
     ----------

     During the quarter ended May 31, 2004, cash was primarily used to fund Company expenses and to make loans to a third party. Cash in hand increased approximately $6,446 for the nine month period ending May 31, 2004, compared to May 31, 2003. See below for additional discussion and analysis of cash flow.


                                           Nine months ended   Nine months ended
                                                May 31, 2004        May 31, 2003
                                           -----------------   -----------------
Net cash used in operating activities      $     (1,079,040)   $       (835,226)

Net cash provided by financing activities  $      1,085,486    $        835,226

NET INCREASE/(DECREASE) IN CASH            $          6,446    $              0


     During the nine months ended May 31, 2004, net cash used in operations was $1,079,040, as net loss, increase in investments, decrease in bank overdraft and accounts payable and change in minority interest were only
partially offset by depreciation and amortization expenses.   Net cash
provided from financing activities was $1,085,486, as stock issued for cash and loan proceeds were only partially offset by equipment purchases.
During the quarter, no cash was provided from financing activities. At May 31, 2004, the Company had cash on hand of $6,446.

     During the quarter ended May 31, 2004, the Company made loans to a third party, Roman Sand & Stone, LLC., in the amount of $153,586. Roman Sand & Stone, LLC., ("Roman") is a New Jersey limited liability company that contracts to remove and deliver building materials to and from construction sites. The funds were primarily used to acquire two trucks and other operating equipment for Roman. The Company is currently negotiating the conversion of its loan to Roman into an equity interest in Roman. Roman has not yet earned revenue, but expects to realize some revenues within the next 90 days. There is no guarantee that the Company will be able to successfully negotiate the conversion of the funds loaned to Roman to an equity interest in Roman. And Roman is under no obligation to allow the Company to convert its loan to an equity interest.

     The Company continues to seek funding to allow it to pursue business opportunities, including final development and marketing of the Reading & Writing Plus educational product, the digital yearbook and its trading software platform, it acquired in 2003, as well as investigating potential new opportunities.

     Campus is seeking funds to complete the development of its educational product called Reading & Writing Plus. This product will require some additional development before it is ready for market. The Company anticipates that it can finish final development of the Reading & Writing Plus educational product for approximately $100,000 to $150,000. If funding is obtained, the Company believes final development can be completed within 30-60 days. The Company believes it will also need approximately $150,000 to $200,000 to purchase equipment for installation at the first school district. These funds are advanced to the school district and are collected out of initial deposit paid by the school district once the system is installed and operational.
                                     8

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

     If the Company is successful in converting its loan to Roman into an equity position in Roman, the Company intends to allocate the first funds it raises to Roman, as the Company believes that is its quickest opportunity to begin realizing revenues. If the Company is unsuccessful in its negotiations with Roman, and unless the Company discovers a new business opportunity that will allow it to begin realizing revenue in the immediate future, the first funds raised by the Company will be allocated to Campus for the marketing of its digital yearbook product. Thereafter, the Company will allocate funds to the marketing and sale of its trading platform. Once sufficient funding for those projects has been raised, the Company will allocate remaining funds to the final development and marketing of the Reading & Writing Plus educational product and to the investigation of other business opportunities.

ITEM 3.  CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------
          The Company's Principal Executive Officer and Principal Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "EVALUATION DATE") within 90 days prior to the filing of this quarterly report. Based on his evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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



                                     9

                        PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during
the quarter ended May 31, 2004.   Similarly, the Company issued no
securities that were not registered under the Securities Act of 1933 during the quarter ended May 31, 2004.

Item 5. Other Information

     In accordance with Section 78.335 of the Nevada Revised Statutes and the bylaws of the Company, during the quarter Henrik H. E. Klausgaard and Ilona V. Klausgaard were appointed by the board of directors to fill existing vacancies on the board of directors. Subsequent to quarter end, Christian Nigohossian resigned as a director, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Nigohossian's resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. The resignation was also not the result of any change in control of the Company. Tristan V. Voth-Stonger, M.D., was appointed to the board of directors to fill the vacancy created by the resignation of Mr. Nigohossian. In accordance with
Section 78.130 of the Nevada Revised Statutes and the bylaws of the Company, the board has appointed Henrik Klausgaard to serve as Chief Executive Officer, Ilona Klausgaard to serve as Chief Financial Officer, Secretary and Treasurer and Christian Nigohossian to serve as Chief Operating Officer of the Company.

     Following is a brief description of the background and business experience of Henrik Klausgaard, Ilona Klausgaard and Tristan Voth-Stonger:

     HENRIK H.E. KLAUSGAARD. Since 1995, Mr. Klausgaard has served as an executive of a corporate services enterprise providing consulting and support in corporate structuring and trustee services to private individuals and foundations. Since 2003 he has also took he has served on the board of directors of a UK based corporate service provider. From 1989 to 1995, Mr. Klausgaard was an independent financial consultant, primarily in Germany. Mr. Klausgaard is not currently serving as a director of any other reporting compan. Mr. Klausgaard is 44 years old.

     ILONA V. KLAUSGAARD. Since 1995, Mrs. Klausgaard has served as the managing director of a corporate service provider based in Europe specializing in set up and management of international corporate entities. During this time, she has also served as a director for various corporations. From 1985 to 1985, Mrs. Klausgaard was self employed and provider client acquisition services to independent financial services consultants in Europe. Mrs. Klausgaard is not currently serving as a director of any other reporting company. Mrs. Klausgaard is 44 years old.

     TRISTAN V. VOTH-STONGER, M.D.   Dr. Stonger currently works as a
plastic surgeon specializing in cosemtic, reconstructive and hand and nerve surgery. He has practiced in Peru, Indiana since 1991 and has served as a director of the Indiana Pain Center since 1998. Dr. Stonger also served as a Flight Surgeon for the United States Air Force Reserves from 1986 to 1994. Dr. Stonger graduated with an A.B. degree in Zoology, Anthropology from Indiana University in 1969. He received an M.D. degree from the Indiana University School of Medicine in 1973. Dr. Stonger does not currently as a director of any other reporting company. Dr. Stonger is 56 years old.

     Henrik Klausgaard and Ilona Klausgaard are married.
                                     10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Reports on Form 8-K

     None.

     (B) Exhibits. The following exhibits are included as part of this report:

     Exhibit 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     Exhibit 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002








                                     11

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ResCon Technology Corporation



Dated: August 16, 2004             By: /S/ Kenrik Klausgaard
                                   -------------------------------------
                                   Henrik Klausgaard, CEO



Dated:  August 16, 2004            By: /S/ Ilona Klausgaard
                                   -------------------------------------
                                   Ilona Klausgaard, CFO







                                     12