Form 10KSB
period 2004-08-31
RESCON TECHNOLOGY CORP
filed 2005-01-26
CIK 769591

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       August 31, 2004
                                       ---------------------

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                     Commission File Number 000-13822
                                            ----------
                       RESCON TECHNOLOGY CORPORATION
              -----------------------------------------------
               (Name of small business issuer in its chapter)

     Nevada                                                83-0210455
-------------------------------                         -------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

 1500 Market Street, 12th Floor, East Tower
       Philadelphia, Pennsylvania                                   19120
--------------------------------------------                     ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (215) 246-3456
                                                      -------------------
 Securities registered pursuant to section 12(b) of the Exchange Act: None

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

The aggregate market value of the issuer's voting and non-voting common stock held on January 7, 2005, by non-affiliates of the issuer was approximately $2,136,825 based on actual sales price for the Company's common stock as reported on the OTCBB.

As of January 7, 2005, the issuer had 4,170,450 shares of its $.0001 par value common stock outstanding.

Transitional Small Busines     Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: Schedule 14f-1 filed with the Commission on January 7. 2005

___________________________________________________________________________

                             TABLE OF CONTENTS

___________________________________________________________________________

                                   PART I

ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . .3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . 11

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . 11

ITEM 4    SUBMISSION OF MATTERS TO A
          VOTE OF SECURITIES HOLDERS . . . . . . . . . . . . . . . . . 11

                                  PART II

ITEM 5    MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . 12

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . . 13

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . 15

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . 29

ITEM 8A   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . 29

ITEM 8B   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 30

                                  PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
          AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT  . . . . . . . . . . . . . . . . . . . . 30

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . 36

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . 37

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . 42

                                  PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . 42

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . 43

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 44


___________________________________________________________________________

                                   PART I

___________________________________________________________________________

                                  FORWARD

___________________________________________________________________________

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


___________________________________________________________________________

                      ITEM 1.  DESCRIPTION OF BUSINESS

___________________________________________________________________________

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

     MATERIAL CHANGES IN BUSINESS SINCE INCEPTION
     --------------------------------------------

     The Company manufactured and sold chemicals and related products for the permanent repair and protection of concrete and steel structures. The Company developed its own formulas, and researched and tested these formulas for commercial applications. The Company's products were used in projects by the Federal Highway Administration in conjunction with individual states such as Virginia, Oregon, New York, Minnesota and Nebraska. Private industry projects utilizing the Company's products have included parking ramps in Minnesota, Ohio, West Virginia and Kansas. The Company ceased all such operations over 10 years ago.

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

     During the quarter ended May 31, 2004, the Company made loans to Roman Sand & Stone, LLC., in the amount of $152,586. Roman Sand & Stone, LLC., ("Roman") is a New Jersey limited liability company that contracts to remove and deliver building materials to and from construction sites. The funds we used primarily to acquire two trucks and other operating equipment for Roman. At the time the Company loaned the funds to Roman, it had not yet generated any revenue, although it was anticipated that Roman would begin generating revenue within 90 days. To the knowledge of the Company, to date Roman has still not generated any revenue and has not repaid any of the funds loaned to it by the Company. At the time the loans were made, the Company hoped to convert its loans into an equity interest in Roman. Given the failure to generate revenues and perform as anticipated, combined with the failure to repay funds loaned by the Company, the Company no longer intends to convert its loans into an equity interest in Roman. The Company is currently investigating the best method to recover the funds it loaned to Roman.

     Subsequent to year end, on October 15, 2004, the Company entered into an agreement to acquire Nayna Networks, Inc., a Delaware corporation, ("Nayna") for 32,500,000 post-split shares of the Company's common stock. Pursuant to the terms of an Agreement and Plan of Reorganization (the "Agreement") the Company formed a wholly owned subsidiary named Nayna Acquisition Corporation, a Nevada corporation, for the purpose of executing the proposed merger with Nayna (the "Merger"). Following the closing, Nayna will become a wholly-owned subsidiary of the Company. Upon closing the Agreement, the stockholders of Nayna will hold a majority of the outstanding shares of the Company. To date the Agreement has not closed, although the Company anticipates the closing to occur during the Company's second fiscal quarter of 2005. Following the closing, the primary business of the Company will be the business of Nayna. The closing of the Agreement will result in a change in control of the Company.

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

     Campuslive Incorporated was formed in Delaware in April of 2001 to acquire Campuslive Educational Corporation which had developed two products an educational product and a digital yearbook.

     EDUCATIONAL PRODUCTS
     --------------------

     Campus owns a computer and internet based educational product for use by school districts in their middle and junior high schools. In 1998, Campuslive Educational Corporation completed a study of the New Jersey Assessment tests and the New Jersey Core Curriculum Content Standards. Based on the findings of this study and extensive in-house testing in web-based technology, Campuslive Educational Corporation created a computer and internet based educational program it called "Reading & Writing Plus." Campus acquired this program when it acquired Campuslive Educational Corporation. This program is dedicated to teaching students language art basic skills, reading and writing comprehension and computer skills.
Campus believes that the use of the Reading & Writing Plus system within the school system over a recommended time frame will result in increased scholastic performance as measured by standardized testing.

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

     Campus continues to seek funding to complete development and testing of its Reading & Writing Plus system. Upon completion of this educational product, Campus will present it to the Jersey City School District for use as a pilot test. Campus had hoped to have its Reading & Writing Plus system finalized, tested and ready for market by the beginning of 2004. Unfortunately, neither Campus, nor the Company has had sufficient funds to complete final development of this project. Until Campus or the Company can raise additional funds, it is unclear when this product will be ready for market. It is anticipated that Campus will need approximately $100,000 to $150,000 to finish final development and testing of its program.

     Campus' primary target market is school districts. Once the system is ready for market, Campus will hire a direct sales staff to market the product to school districts and to train the school districts. Initially, Campus will focus its sales efforts in the tri-state area of New Jersey, New York and Connecticut. Based on the success of its marketing efforts, Campus hopes to expand its sales efforts regionally across the United States.

     During the sales process, Campus will consult with the school district to determine hardware, software and internet compatibility in each school within the district. Campus will also consult with the district to determine how best to set up the system to meet the district's specific goals. Once a school district commits to purchase the Reading & Writing Plus system, Campus will purchase and install the necessary hardware and equipment at the individual schools within the district. Campus will also provide training to teachers and principals within the district. Campus anticipates providing the hosting service for the Reading & Writing Plus program, which it will subcontract out to a third party. Campus will also provide support by monitoring the hardware and software, providing ongoing technical assistance and meeting regularly with teachers and school officials. Each school district will be required to sign a three-year contract with Campus, with an option to extend the contract an additional five years if overall student test scores throughout the district improve by at least 15%.

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

     As most of the Reading & Writing Plus software program has been developed in-house, Campus is not currently dependent upon any particular service provider or supplier. Similarly, to the extent Campus may require outside assistance, the market is saturated with software engineers and programmers and Campus does not anticipate having a problem locating suitable assistance from any number of service providers.

     DIGITAL YEARBOOKS
     -----------------

     Campus has developed a digital multimedia yearbook on CD-ROM that it will market to high schools, junior high schools and middle schools.
Campus will establish, at each school that purchases this product, a multimedia workstation and provide the platform and equipment to create the interactive yearbook. The students at the school responsible for the production of the yearbook, under the direction of school administrators, will be able to create an interactive CD-ROM containing video footage, color pictures and audio content and individual student pages.

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

     Campus' digital yearbook product is ready for market. Campus simply has not had the funds to market this product. Campus anticipates it will need approximately $20,000 to hire a sales staff and implement a direct marketing campaign. As this product is ready for market, Campus will begin its sales efforts as soon as a sales force can be hired.

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

     Because of insufficient funds and the lack of a hosting agreement agreement with a third party, the Company has been unable to meaningfully market this software platform. The Company anticipates that it will need approximately $25,000 to establish a sales staff and begin marketing this software product to traders in eastern block countries, with its initial focus in Bulgaria, the Czech Republic, Hungary and Russia, once a hosting agreement can be put in place. Until the Company has sufficient funds to market this product, the Company will not enter into a hosting agreement with any party to host its software platform to provide traders with access to the Company's software platform via the internet. The Company anticipates that it will be compensated on a per transaction basis. The Company has not engaged in meaningful negotiations with any brokers or traders at this time.

     The Company will not provide any trading advice or opinions to brokers or traders. Similarly, the Company will not provide any brokerage services to traders.

     NAYNA NETWORKS
     --------------

     As discussed above, subsequent to year end, in October 2004, the Company entered into an Agreement whereby Nayna Networks will become a wholly owned subsidiary of the Company. To date, this Agreement has not closed, although the Company anticipates the closing will take place during its second fiscal quarter of 2005.

     Founded in February 2000, Nayna is a hardware and software development company that designs, develops and markets next generation broadband access solutions, also known as Ethernet In The First Mile (EFM) for the secure communications market. Typical Nayna customers include carriers, Cable TV
(CATV) service providers and corporations. Nayna's flagship platform, ExpressSTREAM, removes the performance bottlenecks typically found in access networks. The high quality and rich feature set of Nayna's solutions enables the gigabit class ExpressSTREAM platform to address a wide variety of applications from the transport level up to and through the application layer. Nayna, together with the companies which it has acquired, has raised more than $65 million in venture capital investment over the past five years, substantially all of which has been spent on product development. Nayna's solutions are based on proprietary hardware and software implementations that are largely based on standard components. This approach makes Nayna's solutions more flexible and less costly and enables Nayna to address its customer's needs swiftly without the cost or time required to make custom silicon chips. These high-performance, cost-effective solutions are enhanced by intelligent enforcement of Quality of Service (QoS), which positions Nayna to compete effectively in its target markets. Throughout 2004, Nayna introduced a series of products under its flagship ExpressSTREAM platform. ExpressSTREAM is certified for a wide variety of applications including handling of advanced real time applications such as streaming content. Previous generations of products were limited to average bandwidths of just a few hundred Kilobits per second (Kbps) and a total of just 2.5Gbps per system. Nayna's ExpressSTREAM solutions range up to 32 Gbps of non-blocking system capacity and 10/100/1000 Mbps per subscriber site. This high capacity is supported by high performance switching capacity of up to 48 million packets per second, compared to just 2 million packets per second in most gigabit LAN switches. Nayna's high performance switching fabric is the key to its excellent carrier class QoS and in turn, provides Nayna the ability to mix and match voice, data and IP video on the same links. While typical LAN products can only handle large data packets efficiently, ExpressSTREAM has sufficient additional capacity to enable it to mix small high priority voice packets in the same stream as the larger packets without being lost or delayed.

EMPLOYEES

     The Company has not full time employees. Company officers Henrik and Ilona Klausgaard work on a part time basis to meet needs of the Company.
If the Company can raise additional capital, it intends to hire sales people to market the digital yearbook and educational products of Campus, as well as its day trading platform. The number of sales people that might be hired will be totally dependent on the amount of funds raised.

___________________________________________________________________________

                      ITEM 2.  DESCRIPTION OF PROPERTY

___________________________________________________________________________

     The principal executive offices of the Company are located at 1500 Market Steet, 12th Floor, East Tower, Philadelphia, Pennsylvania, where it leases approximately 300 square feet of dedicated office space and additional space as needed for an average of $2,000 per month on a month to month basis.


___________________________________________________________________________

                         ITEM 3.  LEGAL PROCEEDINGS

___________________________________________________________________________

     None.


___________________________________________________________________________

                 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITIES HOLDERS

___________________________________________________________________________

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending August 31, 2004. Subsequent to the year end, however, on November 2, 2004, certain actions were approved by the board of directors and the majority shareholders of the Company in writing in lieu of a special or annual meeting of shareholders. These actions, which were to become effective no earlier than December 2, 2004, included a reverse split of the Company's outstanding common stock at a ratio of one (1) share for each five and nine/tenths (5.9) shares outstanding. The reverse split did not reduce the number of authorized common shares of the Company. The other approved action was to authorize the board of directors of the Company to amend the Articles of Incorporation of the Company on or before November 24, 2004, to change the name of the Company to such name as the board of directors, in its sole discretion, deemed appropriate.

     The Company did not solicit proxies in connection with these actions and there were no actions discussed or taken to change the members of the Company's board of directors.

     Subsequent to the year end, on January 7, 2005, the Company filed with the Securities and Exchange Commission and caused to be mailed to its shareholders a Schedule 14F-1 informing the shareholders of the Company that upon the closing of the Agreement to acquire Nayna, a change in control of the Company would occur, with the current directors and officers resigning and new directors and officers being appointed as set forth in the Schedule 14F-1, a copy of which is attached as an exhibit to this Annual Report.

     The Company did not solicit proxies in connection with this proposed action.


___________________________________________________________________________

                                  PART II

___________________________________________________________________________

                   ITEM 5.  MARKET FOR COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS

___________________________________________________________________________

     Until January 19, 2005, the Company's common stock was quoted on the Over-the-Counter Bulletin Board under the symbol "RSCT." Following January 19, 2005, however, the Company's common stock has no longer been quoted on the OTCBB because the Company has failed to remain current in its reporting obligations pursuant to the Securities Exchange Act of 1934. Upon the filing of this annual report and the quarterly report for its first fiscal quarter of 2005, the Company will be current in its reporting obligations and will re-apply to have its common stock quoted on the OTCBB.

     As of January 10, 2005, the Company had approximately 1,986 shareholders holding 4,170,450 common shares.

     The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                          BID PRICES         ASK PRICES
                                       HIGH       LOW      HIGH       LOW
2002-2003
---------
Sept. 1 thru Nov. 30, 2002             10.00       .35     11.00      2.00
Dec. 1, 2003 thru Feb. 28, 2003         1.01       .15      2.50       .77
Mar. 1 thru May 31, 2003                 .15       .08       .77       .15
June 1 thru Aug. 31, 2003                .35       .08       .75       .18


2003-2004
---------
Sept. 1 thru Nov. 30, 2003               .20       .05       .35       .08
Dec. 1, 2003 thru Feb. 28, 2004          .05       .02       .08       .05
Mar. 1 thru May 31, 2004                 .07       .03       .10       .06
June 1 thru Aug. 31, 2004                .05       .02       .065      .035

     The foregoing figures were furnished to the Company by the Pink Sheets, LLC., 304 Hudson Street, 2nd Floor, New York, New York 10013.

     The Company has not declared a cash dividend on its common stock in the past two fiscal years. The Company is not subject to any restrictive covenants or agreements, which limit its ability to pay dividends. The Company has no plans to pay cash dividends on its common stock in the near future.

     RECENT SALES OF UNREGISTERED SECURITIES

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified. Subsequent to year end, in December 2004, the Company amended its Articles of Incorporation to effect a one (1) share of five and nine-tenths (5.9) reverse split of the outstanding common stock of the Company. The authorized common shares and par value of the Company's stock remained unchanged. Likewise, other than the reduction in the number of shares owned, the rights, preferences and privileges of the common stockholders remained unchanged. The reverse stock split occurred in December 2004.

     The Company did not issue any securities that were not registered under the Securities Act of 1933, during the quarter ended August 31, 2004.

___________________________________________________________________________

                        ITEM 6.  PLAN OF OPERATIONS

___________________________________________________________________________

     For a complete understanding, this Plan of Operations should be read in conjunction with the FINANCIAL STATEMENTS and NOTES TO THE FINANCIAL STATEMENTS contained in this Form 10-KSB.

RESULTS OF OPERATIONS

     During the year ended August 31, 2004, the Company realized a net loss of $1,028,760 or $0.05 per share. During the year ended August 31, 2003, the Company realized a net loss of $654,904 or $0.10 per share. Despite the fact the Company realized a greater net loss in fiscal 2004, the net loss per share was smaller compared to fiscal 2003 because the Company had more shares outstanding. The Company realized a $373,856 or 57% increase in net loss in the fiscal year ended 2004 compared to 2003 despite the fact that the Company reduced its general and administrative expenses from $1,365,026 in 2003 to $1,028,760 in 2004, a decrease of 25%. This decrease in operating loss is the result of efforts by the Company to reduce its general and administrative expenses. While the Company realized greater general and administrative expenses in fiscal 2003 compared to fiscal 2004, in 2003, the Company realized income from forgiveness of debt in the amount of $749,800, partially offset by a $39,678 loss in the Company's investment in GIT Securities. The Company realized no similar income or loss in the 2004 fiscal year. Since reactivation on July 14, 1999 the Company has realized a net loss of $1,736,799, or $0.25 per share. When the Company closes the Agreement and Nayna becomes a wholly owned subsidiary of the Company, it is anticipated that expenses will increase in the upcoming fiscal year, however, it is also anticipated that the Company, through Nayna, will also begin to generate revenue. As of August 31, 2004, the Company had an accumulated deficit since reactivation of $1,736,799, and cash on hand of $3,648.

LIQUIDITY AND CAPITAL RESOURCES

     As the Company has had limited working capital and limited cash on hand, and as it did not earn any revenue from operations during fiscal 2004, the Company was dependent upon funding from third parties. This funding was primarily provided through loans made to the Company. As the Company is not currently generating revenue, the Company will continue to need equity or debt financing until such time as it begins to generate sufficient revenue to support its operations. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms, or at all. If the Company is unsuccessful in obtaining additional debt or equity financing, the Company may be unable to continue operations. As stated in the REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM, these factors raise substantial doubt about the Company's ability to continue as a going concern.

     Cash Flows
     ----------

     During the year ended August 31, 2004, cash was primarily used to fund Company expenses. Cash on hand increased approximately $3,648 during the fiscal year ended August 31, 2004, compared to August 31, 2003. See below for additional discussion and analysis of cash flow.

                                                 Year ended     Year ended
                                                May 31,2004   May 31, 2003

     Net cash from operating activities           $(644,293)     $(814,698)
     Net cash from investing activities            $(71,740)           $-0-
     Net cash from financing activities             $719,681       $814,698

     NET INCREASE/(DECREASE) IN CASH                  $3,648             $0

     During the year ended August 31, 2004, net cash used in operations was $644,293, as net loss, decrease in accounts payable and change in minority interest were only partially offset by depreciation and amortization and
the issuance of common stock for services or expenses.   Net cash used in
financing activities was $71,740, as the Company purchased property and equipment and invested in a trucking business during the year. During the year ended August 31, 2004, the Company realized proceeds from borrowing of $719,681, which reflects the entire amount of net cash from financing activities. At August 31, 2004, the Company had cash on hand of $3,648.

     During fiscal 2005, the Company expects to close on the Agreement whereby Nayna will become a wholly owned subsidiary of the Company. If the Company is successful in closing the Agreement, the Company will focus all of its efforts to pursue and develop the business of Nayna. If the Company is unsuccessful in closing the Agreement, and assuming the Company can obtain funding, during fiscal 2005, it will continue to pursue the business opportunities it acquired during the fiscal year ended August 31, 2003, including final development and marketing of the Reading & Writing Plus educational product, the digital yearbook and its trading software platform, as well as searching for other potential business opportunities.

___________________________________________________________________________

                       ITEM 7.  FINANCIAL STATEMENTS

___________________________________________________________________________







                       ResCon Technology Corporation
                       [A Development Stage Company]
              Financial Statements and Report of Independent
                     Registered Public Accounting Firm
                              August 31, 2004



                       ResCon Technology Corporation
                       [A Development Stage Company]
                             TABLE OF CONTENTS


                                    Page

Report of Independent Public Accounting Firm                          17

Balance Sheet -- August 31, 2004                                      18

Statements of Operations for the years ended August 31,
2004 and 2003 and for the period from Reactivation
[July 14, 1999] through August 31, 2004                               19

Statements of Stockholders' Equity/(Deficit) for the
years ended August 31, 2004 and 2003, and for the period
from Reactivation [July 14, 1999] through August 31, 2004          20-21

Statements of Cash Flows for the years ended August 31,
2004 and 2003, and for the period from Reactivation
[July 14, 1999] through August 31, 2004                               22

Notes to Financial Statements                                      23-29

/Letterhead/

                REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
ResCon Technology Corporation [a development stage company]


We have audited the accompanying balance sheet of ResCon Technology Corporation [a development stage company] as of August 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2004 and 2003, and for the period from Reactivation [July 14, 1999] through August 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ResCon Technology Corporation [a development stage company] as of August 31, 2004, and the results of operations and cash flows for the years ended August 31, 2004 and 2003, and for the period from reactivation through August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

                                          Mantyla McReynolds

Salt Lake City, Utah
January 20, 2005

                       ResCon Technology Corporation
                       [A Development Stage Company]
                               Balance Sheet
                              August 31, 2004

                                   ASSETS

Assets
  Cash                                                          $    3,648
  Prepaid expenses - Note 4                                         20,000
                                                                -----------
     Total Current Assets                                           23,648

  Fixed Assets (Net) - Notes 1 & 7                                  26,469
  Prepaid equipment lease - Note 4                                  26,667
  Software & Technology License Agreements                         403,280
  Investment in Speed of Thought                                   286,720
  Investment in Trucking                                            50,000
                                                                -----------
     Total Non-Current Assets                                      793,136

       Total Assets                                             $  816,784
                                                                -----------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable                                              $   29,368
  Loans from Shareholders                                          649,507
                                                                -----------
     Total Current Liabilities                                     678,875
                                                                -----------
     Total Liabilities                                             678,875

  Minority Interest                                                   (944)

Stockholders' Equity:
  Common Stock   1,000,000,000 shares authorized
     having a par value of $.0001 per share; 24,591,091
     shares issued and outstanding                                   2,459
  Additional Paid-in Capital                                     6,340,802
  Accumulated Deficit prior to development stage                (4,467,609)
  Deficit accumulated during the development stage              (1,736,799)
                                                                -----------
     Total Stockholders' Equity                                    138,853
                                                                -----------
       Total Liabilities and Stockholders' Equity               $  816,784
                                                                -----------

              See accompanying notes to financial statements.

                       ResCon Technology Corporation
                       [A Development Stage Company]
                          Statements of Operations
     For the Years ended August 31, 2004 and 2003, and for the Period from Reactivation [July 14, 1999] through August 31, 2004

                                            Year          Year      Reactivation
                                           ended         ended         ended
                                         August 31,    August 31,    August 31,
                                            2004          2003          2004
                                        ------------  ------------  ------------
Revenues                                $         0   $         0   $         0

General & Administrative Expenses         1,028,760     1,365,026     2,443,881

       Operating Income                  (1,028,760)   (1,365,026)   (2,443,881)
Other Income and Expense
  Income from forgiveness of debt                 0       749,800       755,145
  Loss on investment in GIT
     Securities Corp                              0       (39,678)      (48,063)
       Net Income Before Income Taxes    (1,028,760)     (654,904)   (1,736,799)
                                        ------------  ------------  ------------

Current Year Provision for Income Taxes           0             0             0
                                        ------------  ------------  ------------
Net Income                              $(1,028,760)  $  (654,904)  $(1,736,799)
                                        ------------  ------------  ------------

Income Per Share                        $     (0.05)  $     (0.10)  $     (0.25)
                                        ------------  ------------  ------------

Weighted Average Shares Outstanding      22,846,009     6,802,792     6,980,241
                                        ------------  ------------  ------------

              See accompanying notes to financial statements.

                       ResCon Technology Corporation
                       [A Development Stage Company]
                Statements of Stockholders' Equity/(Deficit)
   For the Years Ended August 31, 2004 and 2003, and for the Period from
             Reactivation [July 14, 1999] through August 31, 2004

                                                                               Net
                                                                              Stock-
                                                   Additional        Accum-  holders'
                                 Common    Common     Paid-in       ulated    Equity/
                                 Shares     Stock     Capital      Deficit  (Deficit)
                           ----------------------------------------------------------
Balance at reactivation,
[July 14, 1999]             696,686,507   $69,669  $4,397,940  $(4,467,609)       $0

Issued shares to officers
for services at par          10,000,000     1,000                              1,000

Merge with Nevada corporation
trade stock 1 for 7000     (706,575,416)  (70,658)     70,658                      0

Net loss for the
period July 14, 1999
to August 31, 1999                                                  (1,000)   (1,000)
                           ----------------------------------------------------------
Balance, August 31, 1999        111,091        11   4,468,598   (4,468,609)        0

Issued shares for
services and expenses         3,749,778       375      18,374                 18,749

Net Loss for year ended
August 31, 2000                                                    (18,749)  (18,749)
                           ----------------------------------------------------------
Balance, August 31, 2000      3,860,869       386   4,486,972   (4,487,358)        0

Net Loss for year ended
August 31, 2001                                                     (2,692)   (2,692)
                           ----------------------------------------------------------
Balance, August 31, 2001      3,860,869       386   4,486,972   (4,490,050)   (2,692)

Issued shares for
services at $0.10 per
share                           162,000        16      16,184                 16,200

Issued shares as initial
purchase of GIT
Securities Corp              10,000,000     1,000      47,063                 48,063

Cancelled shares as part
of investment/acquisition    (3,749,778)     (375)        375                      0

Issued shares for
consulting contract
services, $0.10 per share       985,000        99      98,401                 98,500

Net Loss for year ended
August 31, 2002                                                    (30,694)  (30,694)
                           ----------------------------------------------------------
Balance, August 31, 2002   $ 11,258,091     1,126  $4,648,995  $(4,520,744) $129,377


                                          20

                            ResCon Technology Corporation
                            [A Development Stage Company]
                     Statements of Stockholders' Equity/(Deficit)
  For the Years Ended August 31, 2004 and 2003, and for the Period from Reactivation
                        [July 14, 1999] through August 31, 2004

                                                                               Net
                                                                              Stock-
                                                   Additional        Accum-  holders'
                                 Common    Common     Paid-in       ulated    Equity/
                                 Shares     Stock     Capital      Deficit  (Deficit)
                           ----------------------------------------------------------

Balance, August 31, 2002     11,258,091     1,126   4,648,995   (4,520,744)  129,377

Cancelled partial shares
from acquisition of GIT      (7,800,000)     (780)        780                      0

Issued shares for
investment, Campuslive
$0.08 per share               2,668,000       267     213,173                213,440

Issued shares for
equipment lease, software
& Technology, $0.08 per
share                         5,416,000       542     432,738                433,280

Issued shares for
investment, Speed of
Thought $.08 per share        3,584,000       358     286,362                286,720

Issued shares for
conversion of debt,
$0.08 per share                 815,000        82      65,118                 65,200

Issued shares for
services, $0.08 per share       250,000        25      19,975                 20,000

Issued shares for
consulting, $0.08 per share   2,900,000       290     231,710                232,000

Net Loss for year ended
August 31, 2003                                                   (654,904) (654,904)
                           ----------------------------------------------------------
Balance, August 31, 2003     19,091,091     1,910   5,898,851   (5,175,648)  725,113

Issued stock for services
at $0.25 per share              400,000                              4099,960 100,000

Issued stock for services
at $0.10 per share             1,750,000       175    174,825                 175,000

Issued stock for debt at
$0.05 per share                3,350,000       334    167,166                 167,500

Net loss for year ended
August 31, 2004                                                 (1,028,760) (1,028,760)
                           ----------------------------------------------------------
Balance, August 31, 2004     24,591,091    $2,459  $6,340,802  $(6,204,408) $138,853
                           ----------------------------------------------------------

              See accompanying notes to financial statements.
                                     21

                       ResCon Technology Corporation
                       [A Development Stage Company]
                          Statements of Cash Flows
   For the Years Ended August 31, 2004 and 2003, and for the Period from Reactivation [July 14, 1999] through August 31, 2004

                                                 Year          Year      Reactivation
                                                ended         ended         ended
                                              August 31,    August 31,    August 31,
                                                 2004          2003          2004
                                             ------------  ------------  ------------
Net Loss                                     $(1,028,760)    $(654,904)  $(1,736,799)
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                  118,432        21,808       140,240
  Loss on investment in GIT                            0        39,679        48,063
  Income from forgiveness of debt                      0      (749,800)     (755,145)
  Issued common stock for service or expenses    275,000       491,199       810,881
  Increase (decrease)in accounts payable          (8,577)       37,876        29,368
  Change in minority interest                       (388)         (556)         (944)
  Expenses paid by shareholders                        0             0         5,345
                                             ------------  ------------  ------------
       Net Cash from operating Activities       (644,293)     (814,698)   (1,458,991)

Cash Flows from Investing Activities
------------------------------------
  Purchase of property and equipment             (21,740)            0       (21,740)
  Investment in trucking business                (50,000)            0       (50,000)
                                             ------------  ------------  ------------
       Net Cash from investing activities        (71,740)            0       (71,740)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from borrowing                        719,681       814,698     1,534,379
                                             ------------  ------------  ------------
       Net Cash from financing activities        719,681       814,698     1,534,379


       Net Increase/(Decrease) in Cash             3,648             0         3,648

Beginning Cash Balance                                 0             0             0
                                             ------------  ------------  ------------
Ending Cash Balance                                3,648             0         3,648
                                             ------------  ------------  ------------

Supplemental Disclosure of Cash
Flow Information:
  Cash paid during the year for interest     $         0   $         0   $         0
  Cash paid during the year for income taxes $         0   $         0   $         0

  Issued stock for investments               $         0   $   500,160   $   548,223
  Issued stock for professional fees
    contracts                                $         0   $   690,000   $   788,500

              See accompanying notes to financial statements.

                       ResCon Technology Corporation
                       [A Development Stage Company]
                       Notes to Financial Statements
                              August 31, 2004

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

          On July 12, 2003 the Company acquired twenty percent of GIT Securities Corp (GIT) through the issuance of common stock. The Company had planned to acquire the remaining eighty percent of GIT upon approval from the National Association of Securities Dealers, (NASD), however, those efforts failed and the Company abandoned those plans. The value of the investment was written off when GIT ceased to operate.

          In June of 2003, the Company acquired 99.5% of Campuslive, Incorporated, a Delaware corporation developing educational computer software systems. This company has not yet begun to generate revenues. The accounts of Campuslive have been consolidated with the Company. All intercompany transactions have been eliminated.

          Also in June of 2003, the Company acquired approximately thirty percent of Speed of Thought Trading Corporation, which is another development stage company in the technology business. The Company accounts for this investment using the equity method, although this entity has been dormant.

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

                       ResCon Technology Corporation
                       [A Development Stage Company]
                       Notes to Financial Statements
                              August 31, 2004
                                [Continued]

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

          (d)  Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $3,648 cash at August 31, 2004.

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

          (f)  Impairment of Long-Lived Assets

          The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company made no adjustment to long-lived assets for impairment through August 31, 2004.

          (g)  Property & Equipment

          Property and equipment are stated at cost. Depreciation is provided using the straight-line basis over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.

                       ResCon Technology Corporation
                       [A Development Stage Company]
                       Notes to Financial Statements
                              August 31, 2004
                                [Continued]

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

          Description                         Estimated
                                                 NOL        Tax       Rate
            Federal Income Tax                $1,736,799 $590,512       34%
            Valuation allowance                          (590,512)
                                                         ---------
               Deferred tax asset 8/31/2004              $      0

          The valuation allowance has increased $133,220, from $457,292 at August 31, 2003.

NOTE 4    COMMON STOCK
          ------------

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

                       ResCon Technology Corporation
                       [A Development Stage Company]
                       Notes to Financial Statements
                              August 31, 2004
                                [Continued]

NOTE 4    COMMON STOCK [continued]
          ------------

          The Company then issued stock for services or expenses in the following manner:

          Description                         Number of Shares    Value
          ----------------------------------- ----------------  -----------
          Issued stock to a shareholder for
          expenses paid on behalf of the
          Company at $.005 per share(12/99)           569,820   $    2,849

          Issued stock to consultants for
          services at $.005 per share(12/99)        3,037,400   $   15,187

          Issued stock to consultant for
          services at $.005 per share(1/00)           142,558   $      713
                                              ----------------  -----------
               Totals                               3,749,778   $   18,749
                                              ----------------  -----------

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

          In connection with the combination with GIT, certain shareholders agreed to surrender 3,749778 shares of common stock for cancellation. However, the shareholders were granted warrants to purchase up to 200,000 restricted common stock at an exercise price of $2.00 per share. On the grant date, the market price per share of common stock was approximately $.10. The weighted average grant-date fair value of the warrants was $0 using Black-Scholes analysis and assuming a risk-free interest rate of 8%, volatility of 1 to 50%, and expiration at June 26, 2004. All 200,000 warrants are outstanding and exercisable as of August 31, 2004. There are no other outstanding warrants or options.

          On August 2, 2002, the Company filed an S-8 registration statement and issued 985,000 shares of common stock to professionals and consultants for services to be performed over the following twelve months. The shares were valued at $0.10 per share. At issuance the Company recorded prepaid expense of $98,500. This amount is being amortized on a monthly basis through July 2003.

                       ResCon Technology Corporation
                       [A Development Stage Company]
                       Notes to Financial Statements
                              August 31, 2004
                                [Continued]

NOTE 4    COMMON STOCK [continued]
          ------------

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

          On October 29, 2003, the Board of Directors ratified several consulting agreements with various individuals and resolved to issue 1,750,000 shares of unrestricted common stock in reliance upon an S-8 registration statement filed by the Company. The shares were recorded at $0.10 per share, which approximates fair market value for unrestricted shares.

                       ResCon Technology Corporation
                       [A Development Stage Company]
                       Notes to Financial Statements
                              August 31, 2004
                                [Continued]

NOTE 4    COMMON STOCK [continued]
          ------------

          The Company issued 3,350,000 shares of restricted common stock in satisfaction of debt totaling $167,500. The shares were issued to various individuals at $0.05 per share which approximates the market value.

NOTE 5    RELATED PARTY TRANSACTIONS/FORGIVENESS OF DEBT
          ----------------------------------------------

          A shareholder paid various administrative expenses on behalf of the Company in prior years. Advances in the amount of $5,345 were forgiven in connection with the acquisition of GIT. There are no amounts due to the shareholder as of August 31, 2004.

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

NOTE 6    SUBSEQUENT EVENTS/ISSUANCE OF STOCK
          -----------------------------------

          Since August 31, 2004 the Company resolved to issue 3,890,00 pre-split shares of common stock to a consultant for services. However, those services were never performed and the certificate, which had been held in trust by a third party, is being cancelled.

          On October 29, 2004, the Company resolved to reverse split the outstanding shares of common stock on the basis of one for 5.9 outstanding shares. The record date for this reverse split is November 3, 2004. The authorized common shares and par values remained unchanged. Any fractional shares resulting from the reverse split are to be rounded to the next whole share. No adjustments have been made in this report to reflect this split.

          On October 15, 2004, the Company entered into a definitive agreement whereby it agreed to acquire Nayna Networks, Inc., a Delaware corporation, ("Nayna") for 32,500,000 post-reverse split shares of the Company's Common Stock. Pursuant to the terms of the Agreement and Plan of Reorganization, Nayna Acquisition Corporation, a Nevada corporation and a wholly owned subsidiary of the Company, is to merge with and into Nayna, with Nayna continuing as a wholly-owned subsidiary of the Company. As of the date of this report the combination has not been closed. Following the closing of the proposed acquisition, the stockholders of Nayna will hold a majority of the outstanding shares of the Company.

                       ResCon Technology Corporation
                       [A Development Stage Company]
                       Notes to Financial Statements
                              August 31, 2004
                                [Continued]

NOTE 7    PROPERTY & EQUIPMENT
          --------------------

          The Company currently has assets as follows:

                                                       Accumulated
Asset Class                       Cost  Depreciation     Net Value   Method/Life
--------------------------------------------------------------------------------

Electronic equipment          $  31,690   $  14,089      $  17,601    SL/5 years
Furniture & fixtures              9,550         682          8,868    SL/7 years
Intellectual property           250,000     250,000              0    SL/3 years
                             --------------------------------------
     Total                    $ 291,240   $ 264,771      $  26,469

     Depreciation and amortization expense recognized in the consolidated Company was $75,378 and $21,808 for the years ended August 31, 2004 and 2003.

___________________________________________________________________________


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

___________________________________________________________________________

     None.

___________________________________________________________________________

                     ITEM 8A.  CONTROLS AND PROCEDURES

___________________________________________________________________________

     (a)  Evaluation of Disclosure Controls and Procedures.
          ------------------------------------------------
          The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of the end of the period covered by this annual report (the "Evaluation Date"). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable periods specified by the SEC's rules and forms.

     (b)  Changes in Internal Controls and Procedures.
          --------------------------------------------
          During the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15) or 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

___________________________________________________________________________

                        ITEM 8B.  OTHER INFORMATION

___________________________________________________________________________

     None.

___________________________________________________________________________

                                  PART III

___________________________________________________________________________

           ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
                    AND CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT

___________________________________________________________________________

     The following table sets forth as of August 31, 2004, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

                                                            Director or
Name                     Age   Position                     Officer Since
------------------------ ----- ---------------------------  ---------------
Henrik H.E. Klausgaard   44    Chief Executive Officer      August 2004
                               Director                     May 2004

Ilona V. Klausgaard      44    Chief Financial Officer      August 2004
                               Secretary                    August 2004
                               Treasurer                    August 2004
                               Director                     May 2004

Tristan V. Voth-Stonger  56    Director                     August 2004

     Following is a brief description of the background and business experience of the above listed individuals during the past five years:

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

     ILONA V. KLAUSGAARD. Since 1995, Mrs. Klausgaard has served as the managing director of a corporate service provider based in Europe specializing in set up and management of international corporate entities. During this time, she has also served as a director for various corporations. From 1985 to 1985, Mrs. Klausgaard was self employed and provider client acquisition services to independent financial services consultants in Europe. Mrs. Klausgaard is not currently serving as a director of any other reporting company.
                                     30
     TRISTAN V. VOTH-STONGER, M.D. Dr. Stonger currently works as a plastic surgeon specializing in cosmetic, reconstructive and hand and nerve surgery. He has practiced in Peru, Indiana since 1991 and has served as a director of the Indiana Pain Center since 1998. Dr. Stonger also served as a Flight Surgeon for the United States Air Force Reserves from 1986 to 1994. Dr. Stonger graduated with an A.B. degree in Zoology, Anthropology from Indiana University in 1969. He received an M.D. degree from the Indiana University School of Medicine in 1973. Dr. Stonger does not currently as a director of any other reporting company.

     Henrik Klausgaard and Ilona Klausgaard are married.

     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

     Set forth below is certain biographical information regarding the Company's executive officer and director:

     As discussed above, upon the closing of the Agreement whereby Nayna will become a wholly owned subsidiary of the Company, a change in control of the Company will occur. In compliance Section 14(f) of the Securities Exchange Act of 1934, and Rule 14f-1 promulgated thereunder, on January 7, 2005, the Company filed a Schedule 14F-1 disclosing that upon closing of the agreement, the current Company officers and directors will resign their positions and new officers and directors will be appointed. Set forth below is the name age and proposed position(s) each individual will be appointed to with the Company and certain biographical information regarding the individuals who will become officers and directors of the Company upon the closing of the Agreement.

     Name                 Age   Position
     ----                 ----  --------
     Naveen S. Bisht      41    Founder, President, Chief Executive
                                Officer, and Director

     Tsuyoshi Taira       65    Chairman of the Board of Directors

     Nicholas Mitsakos    45    Director

     Babu Ranganathan     50    Director

     Rahul Vaid           30    Director

     Gautam Chanda        47    Vice President Business Development &
                                Vertical Markets

     Richard D'Sa         55    Vice President Worldwide Sales

     Hari Hirani          49    Vice President Engineering

     Dr. Raj Jain         53    Co-Founder and Chief Technology Officer

     Michael Meyer        54    Chief Financial Officer

     Dominique Rodriguez  50    Vice President Product Management


     The following sets forth biographical information concerning the newly elected directors and principal officers:

     NAVEEN S. BISHT has over 15 years of experience in business development, marketing, strategy, engineering and general management in storage, networking and the telecommunication industry. Previously he was the Founder, President and CEO of Ukiah Software, Inc. - a leader in policy-based bandwidth and security management software systems for service provider and enterprise networks that was sold to Novell, Inc. in 1999. Ukiah received a number of awards including Top 10 Companies to Watch in 1999; Top 25 Hot Startups of 1998; 1999 Telecommunications Product of the Month Award; 1999 and 1998 Hot Product Awards. Prior to Ukiah, he was founder and President of a consulting services company focused on telecommunication and networking market. He is also Founder/Partner of Luxmi Ventures LLC - a seed stage venture fund focused on network infrastructure market. Naveen attended the Ph.D. Program at University of California, Santa Barbara; holds a MS from Texas Tech University; and earned a MS and BSME from the Birla Institute of Technology & Science, Pilani. He holds three patents in the area of Quality of Service and security management in IP Networks. Mr. Bisht is not a nominee or director of any other reporting company.

     TSUYOSHI TAIRA is the CEO of Tazan International Inc, a venture capital and management consultancy firm. Mr. Taira has been involved with a number of Silicon Valley startup companies as founding investor/director including Atmel Semiconductor (NASDAQ: ATML), Pico Power Technology Inc (acquired by Cirrus Logic), Junglee Corporation (acquired by Amazon.com,
NASDAQ: AMZN), Armedia (acquired by Broadcom, NASDAQ: BRCM), Apptivity (acquired by Progress Software, NASDAQ: PRGS) and many others. He has been instrumental in providing seed stage financing, management and marketing advice, especially for the Far Eastern market to the startup companies. Currently he serves on the boards of Silicon Storage Technology Inc. (flash memory company), Nayna Networks, Inc. (networking products and services), Ureach.Com (unified e-mail and voice mail messaging company), Asia-Links Media (Semiconductor components e-commerce) and Teleweb (Call Center in China). In addition, he is on the advisory board of Silicon Motion (Graphic Controller IC), CLCEO (Polarizer), Reveo (Revolutionary Electro Optics Technology Company) and several other companies. Previously, Mr. Taira was Chairman of Sanyo Semiconductor directing Sanyo's US marketing strategy. Most of his career was spent at Sanyo Corporation except for five years when he worked at Fairchild Semiconductor. Mr. Taira graduated from Tokyo Metropolitan University with a BSEE. He also received an Honorary Doctor of Humanities from Newport Asia Pacific University in March 2000. He has published a number of books including "Audio Amplifier", "Transistor Physics and Application" as a Co-author and most recently a book on entrepreneurship, "My Fellow Engineer, Let's Challenge" from Nikkei BP.

     NICHOLAS MITSAKOS is an investor and entrepreneur focusing on communications and bioscience. He is on the board of directors to Nayna Networks; Hawaii Biotech; Meru Networks; Matisse Networks; NetContinuum Corporation; and BridgeWave Communications. He is a co-founder or founding investor in Meru Networks, Matisse Networks, Nayna Networks and NetContinuum. He is an active advisor to SiNett Corp, MiraPoint Communications, Colo, Inc., Firewave, Inc. and PS Pharmaceuticals. Mr. Mitsakos has co-founded several other companies, including InterVu (IPO December 1997, sold to Akamai March 2000), Capri Systems (sold to Time-Warner in June 1996), Berkeley Networks (sold to FORE Systems September,
1998); and General Computer Corporation (sold to Warner Communications).
He was the lead investor in Maverick Networks (sold to Broadcom in May, 1999); Wireless Home (sold to Western Multiplex, now Proxim, in April,
2001); ConvergeNet (sold to Dell in July 1999), and Magma Design Automation (IPO November 2001). Since 1989, Mr. Mitsakos has provided capital for, or acquired, over 25 companies in the US, Europe and Asia, including several companies in China. He served as a director or advisor to each company, and was the CEO of three companies. Mr. Mitsakos has also worked as an investment banker at Goldman Sachs and Drexel Burnham, and was a consultant at the Boston Consulting Group. He was a lecturer at UCLA's Anderson School of Business from 1993 to 1998, creating two courses focused on developing successful businesses from emerging technologies. He holds BS degrees in Computer Science and Microbiology from the University of Southern California and an MBA from Harvard University. He is also on the board to UCLA's Center for Cerebral Palsy within the UCLA Medical School. Mr. Mitsakos is not a nominee or director of any other reporting company.

     BABU RANGANATHAN is a general partner focused in enterprise
applications, networking software and hardware.   Prior to joining Apex,
Babu was a management consultant with Booz, Allen and Hamilton, where he developed strategic technology initiatives for clients in multiple industries. He also held various management positions in technology development, strategic services and account management with AT&T. Babu serves or previously served on the boards of Agamis Systems, Ageia, e-
studio LIVE, Nayna Networks and NexPrise.   He has worked extensively with
the management teams of Finjan, Doublespace, I3 Mobile, Inc., and IDK/NETdelivery Corporation. Babu holds an MBA from the University of Chicago and a BS in Engineering from the Indian Institute of Technology. Mr. Ranganathan is not a nominee or director of any other reporting company.

     RAHUL VAID is a general partner with Pacesetter Capital Group and joined the firm in January 2001 and has led several investments for the
firm.   Prior to joining the firm, he was Vice President of Investments at
Doublespace LLC, an early stage investment firm that invested in media and telecommunications ventures in the U.S. and Europe. Prior to Doublespace, Rahul was one of the founding members of Wit Capital's (now Soundview Technology Group - Nasdaq: SNDV) investment banking group through the firm's initial public offering in 1999 and served as Vice President of Investment Banking. Previously, Rahul has held engineering positions at Daat Research and the Tata Institute of Fundamental Research in India. Rahul is involved with several entrepreneurial and industry organizations such as TiE, CiE, IEEE, SVMG, AEA, and is a frequent speaker at several conferences on entrepreneurship and venture capital. Rahul holds an MEM (a joint business degree) and an MS from Dartmouth College, a BS degree from Government College of Engineering Pune, India, and an Advanced Diploma in Enterprise Systems from N-IIT, India. Mr. Vaid is not a nominee or director of any other reporting company.

     GAUTAM CHANDA was most recently co-founder, President, and CEO of Accordion Networks, has over 20 years of product development experience with telecommunications and data communications systems, including ATM/IP switching, multi-service access, and SONET/SDH technologies. Accordion Networks developed products to deliver Broadband Access Services in the buildings such as MTU (Multi-Tenant Units), MDU (Multi Dwelling Units) and Hospitality (Hotels). Accordion was funded by distinguished investors such as Intel, Transwitch Corp., and Bell Canada. Prior to co-founding Accordion, he was the principal founder and VP of Engineering at Mayan Networks that developed IP over SONET products for the Service Providers. He has held various senior technical and management positions at Premisys, 3Com, Intel and ITT. Mr. Chanda holds a BSEE from the Birla Institute of Technology and Science in Pilani, India and an MSEE from the Polytechnic Institute of NY at Brooklyn.

     RICHARD D'SA has over 25 years of experience in the telecommunications and high technology markets where he has been lauded by his peers for his visionary strategies. Richard was most recently in charge of Arambei, a technology, M&A and a channel bridging consultant company. Previous to Arambei, D'sa was Founder, Senior Vice President, Worldwide Sales & Marketing and COO of Xpeed Networks, in the broadband access market with DSL and optical solutions. Previous to Xpeed, D'sa spent 18 successful years at Motorola Semiconductors, LSI Logic and ITEX in various senior executive engineering, sales and marketing management roles where his contributions earned him several awards and promotions. He also spent six years at OPTi, a premier PC Chipset Company where he served in management roles to the Senior Executive VP level. D'sa holds B.Sc Honors degree in Electronics Engineering and Physics, majoring in optical spectroscopy, semiconductors, electro-magnetic theory and electronics from University of London, UK.

     HARI HIRANI is a senior engineering executive with extensive experience managing the development of carrier class products for Telecom market. Hari was previously Vice-President Engineering for NtechRA, Inc. Before NetchRA Hari was the Director of Engineering for HAL Computers (a division of Fujitsu), ADC Telecommunications and Telco Systems. Hari has published numerous technical papers published by industry leading journals. Hari holds an MSEE (Computer and Information Engineering) from the University of Florida and BSEE from MS University, India.

     DR. RAJ JAIN is an industry renowned professional in communications industry for his work in IP traffic Management, ATM, Optical Networking and quality of service. Most recently, he has been a Professor of Computer Science at Ohio State University. Prior to that for sixteen years, he was a Senior Consulting Engineer at Digital Equipment Corporation and led the design and analysis of many computer systems and networking technologies including Ethernet, DECnet, OSI, FDDI, and ATM networks. He was also an active member of the All-Optical Networking (AON) consortium consisting of Digital, M.I.T./Lincoln Lab, and AT&T that started the research on Dense Wavelength Division Multiplexing networks. He is an active participant in several other industry forums including Internet Engineering Task Force
(IETF), Optical Interoperability Forum (OIF), Institute of Electrical and Electronic Engineering (IEEE), American National Institute (ANSI), ITU and Telecommunications Institute of America (TIA). He is a Fellow of IEEE, a Fellow of ACM and a member of Optical Society of America, Society of Photo-Optical Instrumentation Engineers (SPIE), and Fiber Optic Association. Dr. Jain has also taught at MIT and has 13 patents, over 120 publications and a number of awards for his contribution to the industry. Previously, he was a consultant to Nortel, Nexabit/Lucent and a number of other networking companies. Dr. Jain received his Ph.D. in Computer Science from Harvard University.

     MICHAEL MEYER has over 15 years of executive experience in finance and operations in manufacturing and high-tech companies. Previously, from 2000 to 2004, he was the CEO of AirLink Communications, a wireless data solutions company. Immediately prior to that, in 1999, he was at LuxN, a fiber optic equipment startup. From 1996 to 1998 Michael was the VP Finance and Operations for Sierra Wireless, a wireless modem manufacturer. He also was the founder and president of a services company focused on providing temporary executive help for manufacturing and high-tech companies. He has also been the CFO of a public software company, a merchant bank (investing in high-tech startups), a battery company and an electrical equipment manufacturer. Michael attended the MBA program at Simon Fraser University and holds a CMA from the Society of Management Accountants. Michael has lived an worked in Australia, Canada and the US.

     DOMINIQUE RODRIGUEZ brings over 20 years of experience in senior engineering, technology, product marketing and business development in the networking and telecommunications industry. Most recently, he was CTO & Co-founder of Xpeed Networks. - a company focused on the broadband access market. Prior to Xpeed, he was the Director of Technology Licensing at Cylink Corp focused on their wireless products. Previously, he was a Group Manager, Sparc Technology Group at Sun Microsystems. Prior to that, he was Co-founder, President and CEO of AIT. He also worked at Thomson-CETIA. He holds a BS and MS in computer Science and a MBA from the University of Paris. He also attended the Doctoral Program at University of Paris.

     Each director will serve until his successor is elected at the annual meeting of shareholders or until his earlier death, resignation or removal and, subject to the terms of any employment agreement with the Company. Each executive officer serves at the pleasure of the Board of Directors. None of the new officers or directors have been involved in any transaction with the Company or any of its directors, executive officers or affiliates that is required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission, other than with respect to the transactions that have been described herein. None of the current or new directors and officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) during the past five years, that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file initial reports of beneficial ownership and changes in beneficial ownership of those securities with the SEC. Directors, executive officers and beneficial owners of more than 10% of the Company's common stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company or written representations that no reports were required,. The Company believes that for the fiscal year ended August 31, 2004 beneficial owners complied with Section 16(a) filing requirements applicable to them, except that Henrik and Ilona Klausgaard and Tristan Voth-Stonger inadvertently failed to file Form 3s at the time they became directors of the Company.
In addition, each of such necessary filings, as required to be made, will be filed with the SEC after closing of the transactions under the Agreement.

_________________________________________________________________________

                      ITEM 10.  EXECUTIVE COMPENSATION
_________________________________________________________________________

     The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Company's last three completed fiscal years to the its or its principal subsidiaries, chief executive officers during such period (as determined at August 31, 2004 the end of the Company's last completed fiscal year).

                         Summary Compensation Table
                        ---------------------------

                   Long Term Compensation             Long Term         Compensation
                                                          Awards             Payouts

                                                     Restr                        All
Name &                                               icted              LTIP    Other
Principal                                   Compen   Stock  Options   Payout   Compen
Position           Year   Salary    Bonus   sation  Awards  /SARs #      ($)   sation
-------------------------------------------------------------------------------------
Henrik
 Klausgaard        2004     $-0-     $-0-     $-0-    $-0-     $-0-     $-0-     $-0-
CEO/Director

Christian
 Nigohossian       2004   12,000      -0-      -0-     -0-      -0-      -0-   17,600
Former CEO         2003  12,000       -0-      -0-     -0-      -0-      -0-      -0-
Former Director    2002      -0-      -0-      -0-     -0-      -0-      -0-      -0-

___________________________________________________________________________

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

STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS

     The Company does not currently have a Stock Option or Stock
Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended August 31, 2004, or the period ending on the date of this Report.

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


___________________________________________________________________________

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT
___________________________________________________________________________

     The following table sets forth certain information regarding the Company's common stock beneficially owned on January 3, 2005 for (i) each stockholder known to be the beneficial owner of 5% or more of the Company's outstanding common stock, (ii) each executive officer and director, and
(iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.
At January 3, 2005, the Company had approximately 4,170,450 shares of Common Stock outstanding.


                                  Amount and Nature of     Percentage of
Name of Beneficial Owner          Beneficial Ownership     Class
--------------------------------- ---------------------    --------------
Naveen S. Bisht (1)                       -0-                     *
Gautam Chanda (1)                         -0-                     *
Richard D'Sa (1)                          -0-                     *
Ex-Pit, Inc.                          338,984                  5.5%
Hari Hirani (1)                           -0-                     *
Dr. Raj Jain (1)                          -0-                     *
Henrik Klausgaard                         -0-
Ilona Klausgaard (2)                   11,017                     *
Michael Meyer (1)                         -0-                     *
Nicholas Mitsakos (1)                     -0-                     *
Christian Nigohossian (3)           1,949,154                 46.7%
Radical Technologies, Inc.            372,882                  8.9%
Babu Ranganathan (1)                      -0-                     *
Dominique Rodriguez (1)                   -0-                     *
Speed of Thought Trading
   Corporation (3)                    917,967                 22.0%
Tsuyoshi Taira (1)                        -0-                     *
Rahul Vaid (1)                            -0-                     *
Tristan Voth-Stonger, M.D.             96,611                  2.3%

___________________________________________________________________________

Directors, executive officers and nominees
as a group (14 persons)               107,628                  2.6%
___________________________________________________________________________

           TOTAL                    2,768,648                 66.4%
___________________________________________________________________________

(1)  Nominee director and/or officer of Rescon.

(2) Mrs. Klausgaard owns no shares in her own name. Mrs. Klausgaard is the sole director of an entity that owns 11,017 common shares of Rescon and therefore, may be deemed to have voting control over those shares.

(3) Mr. Nigohossian owns 1,031,187 shares in his own name. Mr. Nigohossian is the president and director of Speed of Thought Trading Corporation and therefore, may be deemed to have voting control over the 917,967 shares held by Speed. Mr. Nigohossian is not a shareholder of Speed. Mr. Nigohossian is no longer an officer or director of Radical Technologies, Inc., and no longer maintains voting or investment power over the shares held by Radical.

     Following closing of the Agreement, there will be approximately 36,670,040 common shares outstanding (including the 32,500,000 shares of Company common stock issued to the stockholders of Nayna in exchange for 100% of the outstanding shares of common stock of Nayna). The following table sets forth certain information regarding the number of shares of Company common stock anticipated to be acquired upon the closing of the agreement based in part on shares of Nayna stock beneficially owned on December 31, 2004 for (i) each stockholder anticipated to be the beneficial owner of 5% or more of the Company's outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group, on a pro forma basis to reflect the transactions contemplated by the agreement. Unless otherwise indicated, each person in the table will have sole voting and investment power with respect to the shares shown after the consummation of the transactions contemplated by the agreement. Except as otherwise noted, options granted under the Nayna 2000 Stock Option Plan, which will be assumed by the Company in connection with the agreement, are immediately exercisable, subject to the Company's right to repurchase unvested shares upon termination of employment or other service at a price equal to the option exercise price.

                                  Amount and Nature of     Percentage of
Name of Beneficial Owner          Beneficial Ownership     Class
--------------------------------- ---------------------    --------------
Apex Ventures (1)                   4,119,982                 11.2%
233 South Wacker Drive, Suite 9600
Chicago, Il 60606

Berg McAfee Companies, LLC (2)      3,000,000                  8.2%
10600 North DeAnza Blvd. #250
Cupertino, CA 95014

Naveen S. Bisht (3)                 2,264,273                  5.9%

Gautam Chanda (4)                     448,556                  1.2%

Richard D'Sa (5)                      440,171                  1.2%

Hari Hirani (6)                       410,377                  1.1%

Ignite Ventures (7)                 4,360,092                 11.9%
225 Shoreline Drive #510
Redwood City, CA 94065

Dr. Raj Jain (8)                    1,128,464                  5.0%

MKS Ventures, LLC (9)               2,884,597                  7.8%
3320 Baker Street
San Francisco, CA 94123

Eric McAfee (10)                    4,100,000                  8.2%
10600 North DeAnza Blvd., # 250
Cupertino, CA 95014

Michael Meyer (11)                    350,000                     *

Nicholas Mitsakos (9)               2,884,597                  7.8%

Christian Nigohossian               1,949,154                  5.3%

Pacestter/MVHC, Inc.(12)            4,423,397                 12.1%
2435 North Central Expressway,
Suite 200
Richardson TX 75082

Babu Ranganathan (1)                4,119,982                 11.2%

Dominique Rodriguez (13)              348,371                     *


                                     39

Tsuyoshi Taira (14)                 1,174,475                  3.2%

Rahul Vaid (12)                     4,423,397                 12.1%
___________________________________________________________________________

Directors and executive officers
as a group (11 persons)(15)        17,992,663                 44.4%
___________________________________________________________________________

     TOTAL                         33,175,658                 90.1%
___________________________________________________________________________

* Less than 1.0%

     (1)  Includes:

     - 2,744,148 shares held by Apex Investment Fund V, L.P.,
     - 1,335,369 shares held by Apex Investment Fund IV, L.P., and
     - 40,465 shares held by Apex Strategic Partners IV, LLC

     Apex Management V, LLC is the general partner of Apex Investment Fund V, L.P. and Apex Management IV, LLC is the general partner of Apex Investment Fund IV, L.P. and Apex Strategic Partners IV, LLC. Apex Management V, LLC and Apex Management IV, LLC, each through an executive committee, exercises sole voting and investment power with respect to all shares of record held by Apex Investment Fund V, L.P and Apex Investment Fund IV, L.P. and Apex Strategic Partners IV, LLC, respectively. Individually, no stockholder, director or officer of Apex Management V, LLC or Apex Management IV, LLC has or shares such voting or investment power. Mr. Ranganathan, a Managing General Partner of both Apex Management V, LLC and Apex Management IV, LLC disclaims beneficial ownership of shares held by these entities except to the extent of his pecuniary interest in these entities.

     (2) Berg McAfee Companies, LLC exercises sole voting and investment power with respect to all shares it holds of record through an executive committee. Individually, no stockholder, director or officer of Berg McAfee Companies, LLC has or shares such voting or investment power.

     (3) Includes 1,208,030 shares subject to immediately exercisable options, of which 647,420 shares will be vested within 60 days after December 31, 2004. Also includes 5,966 shares held in trust for the minor children of Mr. Bisht, of which he disclaims beneficial ownership.

     (4) Represents 448,556 shares subject to immediately exercisable options, none of which will be vested within 60 days after December 31, 2004.

     (5) Represents 440,171shares subject to immediately exercisable options, none of which will be vested within 60 days after December 31, 2004.

     (6) Represents 410,377 shares subject to immediately exercisable options, of which 211,528 shares will be vested within 60 days after December 31, 2004.

     (7)  Includes:

     - 4,350,012 shares held by Ignite Ventures II, L.P.,
     - 7,192 shares held by Ignite Ventures I, L.P., and
     - 1,060 shares held by Ignite Entrepreneurs, L.P.

                                     40

each of which is an affiliate of Ignite Associates LLC, which also holds
1,828 shares directly.   Ignite Associates LLC is the general partner of
each of these entities, and through an executive committee, exercises sole voting and investment power with respect to all shares of record held by these entities. Individually, no stockholder, director or officer of Ignite Associates LLC has or shares such voting or investment power.

     (8) Includes 531,716 shares subject to immediately exercisable options, of which 345,731 shares will be vested within 60 days after December 31, 2004.

     (9) Includes 1,857,054 shares held by MKS Ventures, LLC. Mr. Mitsakos is the sole Managing Member of MKS Ventures, LLC. In this capacity, Mr. Mitsakos exercises sole voting and investment power with respect to all shares of record held by MKS Ventures. Also includes 298,374 shares subject to immediately exercisable options, of which 49,729 shares will be vested within 60 days after December 31, 2004.

     (10)  Includes:

     - 3,000,000 shares held by Berg McAfee Companies, LLC,
     - 500,000 shares held by McAfee Capital, LLC
     - 400,000 shares held by Cagen McAfee Capital Partners, and
     - 200,000 shares held by P2 Capital, LLC

     Mr. McAfee is a Managing Partner of Berg McAfee Companies, LLC and Cagen McAfee Capital Partners, each of which exercises sole voting and investment power with respect to all shares it holds of record through an executive committee. Individually, no stockholder, director or officer of Berg McAfee Companies, LLC or Cagen McAfee Capital Partners has or shares such voting or investment power. Mr. McAfee disclaims beneficial ownership of shares held by Berg McAfee Companies, LLC and Cagen McAfee Capital Partners except to the extent of his pecuniary interest in those entities. Mr. McAfee is the sole Managing Partner of McAfee Capital, LLC. In this capacity, Mr. McAfee exercises sole voting and investment power with respect to all shares of record held by McAfee Capital, LLC. Mr. McAfee's spouse is the sole Managing Partner of P2 Capital, LLC. In this capacity, she exercises sole voting and investment power with respect to all shares of record held by P2 Capital, LLC. Mr. McAfee disclaims beneficial ownership of shares held by P2 Capital, LLC.

     (11) Includes 250,000 shares subject to the company's right to repurchase unvested shares upon termination of employment or other service at a price equal to the purchase price and 100,000 shares subject to immediately exercisable options, none of which will be vested within 60 days after December 31, 2004.

     (12)  Includes:

     - 3,806,663 shares held by Alliance Enterprise Corporation, and
     - 312,655 shares held by Mesbic Ventures, Inc.

each of which is an Small Business Investment Company and a wholly owned affiliate of Pacesetter /MVHC, Inc. ("PMVHC"), and through an investment committee, exercises sole voting and investment power with respect to all shares of record held by these entities. Individually, no stockholder, director or officer of PMVHC has or shares such voting or investment power. Also, includes 300,499 shares held by Pacesetter Growth Fund, L.P., which shares common management with PMVHC and for which PMVHC is a limited partner. Mr. Vaid, a Senior Vice President of PMVHC, disclaims beneficial ownership of shares held by these entities except to the extent of his pecuniary interest in these entities and the 3,580 shares Mr. Vaid personally holds.
                                     41


     (13) Includes 332,979 shares subject to immediately exercisable options, of which 155,021 shares will be vested within 60 days after December 31, 2004.

     (14) Includes 59,675 shares subject to immediately exercisable options, of which 9,946 shares will be vested within 60 days after December 31, 2004.

     (15)  See notes 3-6, 8, 9, 11, 13 and 14.  Includes 3,829,878 shares subject to options that are currently exercisable or will become exercisable within 60 days after December 31, 2004 beneficially owned by executive officers and directors. 2,410,503 of these shares would not be vested within 60 days after December 31, 2004, and thus would be subject to repurchase by Nayna.
___________________________________________________________________________

                    ITEM 12.  CERTAIN RELATIONSHIPS AND
                            RELATED TRANSACTIONS

___________________________________________________________________________

     None.

___________________________________________________________________________

                                  PART IV

___________________________________________________________________________

                 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

___________________________________________________________________________

(a)  Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the quarter ended August 31, 2004. Subsequent to year end, on October 22, 2004, the Company filed a Current Report on Form 8-K disclosing that it had entered into a definitive agreement whereby it agreed to acquire Nayna Networks, Inc., a Delaware corporation for 32,500,000 share of Company common stock, and further disclosing that the closing of the transaction would result in a change in control of the Company.


                                     42

     Also subsequent to year end, on January 21, 2005, the Company filed a Current Report on Form 8-K disclosing that the Over-the-Counter Bulletin Board ("OTCBB") had stopped posting quotations for the Company's common stock because of the Company's failure to file all reports required under Sections 13 or 15(d) of the Securities Exchange Act of 1934, with in time allowed by NASD Rule 6530. The Current Report also disclosed that the Company's common stock is now trading on the Pink Sheets under symbol
"RSCT."   Once the Company is in compliance with Rule 6530, it intends to make application to once again have quotations posted for its common stock on the OTCBB.

(b)  Exhibits.  The following exhibits are included as part of this report:

     Exhibit 20.1   Schedule 14f-1 filed by the Company on January 7, 2005
     Exhibit 21.1   List of Subsidiaries
     Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     Exhibit 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________________________________________________________________

              ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

___________________________________________________________________________

Mantyla McReynolds has served as the Company's independent registered public accounting firm for the fiscal years ended August 31, 2004 and 2003. Principal accounting fees for professional services rendered for us by Mantyla McReynolds for the years ended August 31, 2004 and 2003, are summarized as follows:

                                     2004           2003
                                 ------------   ------------
          Audit                  $    10,671    $     8,179
          Audit related                 -              -
          Tax                            264           -
          All other                     -              -
                                 ------------   ------------
               Total             $    10,935    $     8,179
                                 ============   ============

     AUDIT FEES. Audit fees were for professional services rendered in connection with the Company's annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

     TAX FEES. Tax fees related to services for tax compliance and consulting.

                                     43

     BOARD OF DIRECTORS PRE-APPROVAL POLICIES AND PROCEDURES. At its regularly scheduled and special meetings, the Board of Directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by the Company's independent accountants. The Board of Directors has the authority to grant pre-approvals of non-audit services.


___________________________________________________________________________

                                SIGNATURES

___________________________________________________________________________

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                             ResCon Technology Corporation



Dated: January 24, 2005      By: /S/ Henrik Klausgaard
                                 -------------------------------------
                                  Henrik Klausgaard, CEO



Dated: January 24, 2005      By: /S/ Ilona Klausgaard
                                 -------------------------------------
                                  Ilona Klausgaard, Secretary