Form 10QSB
period 2004-11-30
RESCON TECHNOLOGY CORP
filed 2005-01-26
CIK 769591

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
 November 30, 2004                                             000-13822

                       RESCON TECHNOLOGY CORPORATION
                   --------------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                 ----------
       (State or other jurisdiction of incorporation or organization

                                 83-0210455
                          -----------------------
                    (I.R.S. Employer Identification No.)

                1500 Market Street, 12th Floor, East Tower,
                      Philadelphia, Pennsylvania 19102
             --------------------------------------------------
                  (Address of principal executive offices)

                               (215) 246-3456
                           ---------------------
            (Registrant's telephone number, including area code)

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

Common stock, par value $.0001; 4,170,450 shares outstanding as of January 7, 2005.


     PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements













                       RESCON TECHNOLOGY CORPORATION


                       Condensed Financial Statements

                             November 30, 2004


                       RESCON TECHNOLOGY CORPORATION
                          Condensed Balance Sheet
                                (Unaudited)

                                   ASSETS
                                  -------

                                                               November 30,
                                                                  2004
                                                               ------------

Current Assets
  Cash                                                         $     2,218
  Prepaid expenses                                                  20,000
                                                               ------------
   Total Current Assets                                             22,218

  Fixed Assets (Net)                                                24,413
  Prepaid Equipment Lease                                           20,000
  Software & Technology License Agreement                          403,280
  Investment Speed of Thought                                      286,720
  Other receivable                                                  50,000
                                                               ------------
     Total Non-Current Assets                                      784,413
                                                               ------------
     Total Assets                                              $   806,631
                                                               ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------
Liabilities
  Accounts payable                                             $    25,120
  Payable to shareholders                                          690,806
                                                               ------------
     Total Current Liabilities                                     715,926
                                                               ------------
   Total Liabilities                                               715,926

  Minority Interest                                                   (944)

Stockholders' Equity
  Common stock                                                         417
  Additional paid in capital                                     6,342,844
  Accumulated deficit prior to development stage                (4,467,609)
  Accumulated deficit during the development stage              (1,784,003)
                                                               ------------
     Total Stockholders' Equity                                     91,649
                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $   806,631
                                                               ------------

                           See accompanying notes

                                     3
                       RESCON TECHNOLOGY CORPORATION
                     Condensed Statements of Operations
                                (Unaudited)

                                                                        For the
                                                                    Development
                                     For the Three  For the Three      Stage
                                     Months Ended   Months Ended      Through
                                      November 30,   November 30,   November 30,
                                          2004           2003           2004
                                     -------------  -------------  -------------
Revenues                             $          0   $          0   $          0

General & Administrative
Expenses                                   47,203        379,108      2,491,085
                                     -------------  -------------  -------------

   Operating Income (Loss)                (47,203)      (379,108)    (2,491,085)

Other Income and Expense
  Income from forgiveness of debt               0              0        755,145
  Income (Loss) on investment in GIT            0              0        (48,063)
                                     -------------  -------------  -------------
Net Income (Loss) Before Taxes            (47,203)      (379,108)    (1,784,003)

Current Year Provision for
Income Taxes                                    0              0              0
                                     -------------  -------------  -------------
Net Income (Loss)                    $    (47,203)  $   (379,108)  $ (1,784,003)
                                     -------------  -------------  -------------

Income Per Share                     $      (0.01)  $      (0.11)  $      (1.37)
                                     -------------  -------------  -------------
Weighted Average Number of
Shares Outstanding                      4,167,980      3,398,937      1,304,407
                                     -------------  -------------  -------------

                          See accompanying notes
                                     4



                       RESCON TECHNOLOGY CORPORATION
                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                                             For the
                                                                         Development
                                          For the Three  For the Three      Stage
                                          Months Ended   Months Ended      Through
                                           November 30,   November 30,   November 30,
                                               2004           2003           2004
                                          -------------  -------------  -------------
Cash Flows from Operating Activities:
 Net Income (Loss)                        $    (47,203)  $   (379,108)  $ (1,784,002)
 Adjustments to reconcile net loss to
 net cash used for operating activities:
  Depreciation and amortization                  2,056         21,808        142,296
  Income from investment in GIT                      0              0         48,063
  Increase in other assets                           0         (6,000)             0
  Income from forgiveness of debt                    0              0       (755,145)
  Issued common stock for service or
   expenses                                          0        275,000        810,881
  Decrease in accounts payable                  (4,249)         3,457         25,119
  Decrease in prepaid expenses                   6,667          6,667          6,667
  Change in minority interest                        0            (97)          (944)
  Expenses paid by shareholders                      0              0          5,345
                                          -------------  -------------  -------------
   Net Cash from operating Activities          (42,729)       (78,273)    (1,501,720)

Cash Flows from Investing Activities
 Purchase of property and equipment                  0              0        (21,740)
 Investment in trucking business                     0              0        (50,000)
                                          -------------  -------------  -------------
   Net Cash from investing activities                0              0        (71,740)

Cash Flows from Financing Activities:
 Loan proceeds                                  41,299        129,125      1,575,678
 Additional paid in capital                          0              0              0
                                          -------------  -------------  -------------
   Net Cash from financing activities           41,299        129,125      1,575,678

   Net increase (decrease) in cash              (1,430)        50,852          2,218
   Beginning Cash Balance                        3,648              0              0
                                          -------------  -------------  -------------
   Ending Cash Balance                    $      2,218   $     50,852   $      2,218
                                          -------------  -------------  -------------
Supplemental Disclosure of Cash Flow
Information:
 Cash paid during the year for interest   $          0   $          0   $          0
 Cash paid during the year for income
  taxes                                   $          0   $          0   $          0
 Issued stock for investment              $          0   $          0   $    548,223
 Issued stock for professional fees
  contracts                               $          0   $          0   $    788,500

                          See accompanying notes
                                     5


                       RESCON TECHNOLOGY CORPORATION
                  Notes to Condensed Financial Statements
                             November 30, 2004


     PRELIMINARY NOTE
     ----------------
     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
     and Exchange Commission.   Certain information and disclosures
     normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004.


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

RESULTS OF OPERATIONS

     During the three months months ended November 31, 2004 and 2003, the Company generated operating losses of $47,203 and $397,108 respectively. This represents a reduction in operating loss of $331,905. This reduction in net loss is directly attributable to reductions in general and administrative expenses as the Company has focused its efforts to closing an Agreement and Plan of Reorganization ("Agreement") whereby Nayna Networks, Inc., a Delaware corporation, ("Nayna") would become a wholly owned subsidiary of the Company. As of November 30, 2004, the Company had an accumulated deficit since reactivation of $1,736,799, and cash on hand of $2,218

LIQUIDITY AND CAPITAL RESOURCES

     As the Company has limited working capital and limited cash on hand, and as it is not currently realizing revenue from operations, the Company needs to seek additional funding from third parties. This funding may be sought by means of private equity or debt financing. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms, or at all. If the Company is unsuccessful in obtaining additional debt or equity financing during the second quarter of 2005, the Company may be unable to continue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     CASH FLOWS
     ----------

     During the quarter ended November 30, 2004, cash was primarily used to fund Company expenses. Cash on hand decreased approximately $1,430 during the quarter ended November 30, 2004, compared to August 31, 2004, and $48,634 compared to November 30, 2003. See below for additional discussion and analysis of cash flow.

                                             For the Three       For the Three
                                              Months Ended        Months Ended
                                           November 30, 2004   November 30, 2003
                                           -----------------   -----------------
     Net cash from operating activities    $        (42,729)   $        (78,273)
     Net cash from investing activities    $            -0-    $            -0-
     Net cash from financing activities    $         41,299    $        129,125

     NET INCREASE/(DECREASE) IN CASH       $          2,218    $         50,852

     During the quarter ended November 30, 2004, net cash used in operations was $42,729, as net loss and decrease in accounts payable were only partially offset by depreciation and decrease in prepaid expenses.
The Company used no net cash from financing activities during the quarter ended November 30, 2004, as the Company engaged in no investing activities. During the year ended August 31, 2004, the Company realized loan proceeds of $41,299, which reflects the entire amount of net cash from financing activities. At November 30, 2004, the Company had cash on hand of $2,218.

     During the quarter, the Company entered into an agreement to acquire Nayna for 32,500,000 post-split shares of the Company's common stock. Pursuant to the terms of the Agreement the Company formed a wholly owned subsidiary named Nayna Acquisition Corporation, a Nevada corporation, for the purpose of executing the proposed merger with Nayna (the "Merger"). Following the closing, Nayna will become a wholly-owned subsidiary of the Company. Upon closing the Agreement, the stockholders of Nayna will hold a majority of the outstanding shares of the Company. To date the Agreement has not closed, although the Company anticipates the closing to occur during the Company's second fiscal quarter of 2005. Following the closing, the primary business of the Company will be the business of Nayna. The closing of the Agreement will result in a change in control of the Company. If the Company is successful in closing the agreement, the Company will focus all of its efforts to pursue and develop the business of Nayna. If the Company is unsuccessful in closing the Agreement, it will continue to pursue the business opportunities it acquired during the fiscal year ended August 31, 2003, as more fully set forth below.

     If the Company is unsuccessful in closing the Agreement, it will continue to seek funding to allow it to pursue business opportunities, including final development and marketing of the Reading & Writing Plus educational product, the digital yearbook and its trading software platform, it acquired in 2003, as well as investigating potential new opportunities.


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

     If the Company is unsuccessful in closing the Agreement, it will also seek to raise sufficient funds to market and sell the trading platform it acquired from Speed. This product is also ready to market pending the Company raising sufficient funds to hire a marketing staff and negotiating a hosting agreement, which the Company is currently negotiating with a third party. Once a hosting agreement is in place, the Company expects it will need approximately $20,000 to begin marketing its trading product.

ITEM 3.  CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------
     The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of the end of the period covered by this annual report (the "Evaluation Date"). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable periods specified by the SEC's rules and forms.

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

                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

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

     Subsequent to the year end, on January 7, 2005, the Company filed with the Securities and Exchange Commission and caused to be mailed to its shareholders a Schedule 14F-1 informing the shareholders of the Company that upon the closing of the Agreement to acquire Nayna, a change in control of the Company would occur, with the current directors and officers resigning and new directors and officers being appointed as set forth in the Schedule 14F-1, a copy of which is attached as an exhibit to this Quarterly Report.

     The Company did not solicit proxies in connection with this proposed action.

ITEM 5. OTHER INFORMATION

     NAYNA NETWORKS
     --------------

     As discussed above, during the quarter, the Company entered into an Agreement whereby Nayna Networks will become a wholly owned subsidiary of the Company. To date, this Agreement has not closed, although the Company anticipates the closing will take place during its second fiscal quarter of 2005.

     Founded in February 2000, Nayna is a hardware and software development company that designs, develops and markets next generation broadband access solutions, also known as Ethernet In The First Mile (EFM) for the secure communications market. Typical Nayna customers include carriers, Cable TV
(CATV) service providers and corporations. Nayna's flagship platform, ExpressSTREAM, removes the performance bottlenecks typically found in access networks. The high quality and rich feature set of Nayna's solutions enables the gigabit class ExpressSTREAM platform to address a wide variety of applications from the transport level up to and through the application layer. Nayna, together with the companies which it has acquired, has raised more than $65 million in venture capital investment over the past five years, substantially all of which has been spent on product development. Nayna's solutions are based on proprietary hardware and software implementations that are largely based on standard components. This approach makes Nayna's solutions more flexible and less costly and enables Nayna to address its customer's needs swiftly without the cost or time required to make custom silicon chips. These high-performance, cost-

effective solutions are enhanced by intelligent enforcement of Quality of Service (QoS), which positions Nayna to compete effectively in its target markets. Throughout 2004, Nayna introduced a series of products under its flagship ExpressSTREAM platform. ExpressSTREAM is certified for a wide variety of applications including handling of advanced real time applications such as streaming content. Previous generations of products were limited to average bandwidths of just a few hundred Kilobits per second (Kbps) and a total of just 2.5Gbps per system. Nayna's ExpressSTREAM solutions range up to 32 Gbps of non-blocking system capacity and 10/100/1000 Mbps per subscriber site. This high capacity is supported by high performance switching capacity of up to 48 million packets per second, compared to just 2 million packets per second in most gigabit LAN switches. Nayna's high performance switching fabric is the key to its excellent carrier class QoS and in turn, provides Nayna the ability to mix and match voice, data and IP video on the same links. While typical LAN products can only handle large data packets efficiently, ExpressSTREAM has sufficient additional capacity to enable it to mix small high priority voice packets in the same stream as the larger packets without being lost or delayed.

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

     Subsequent to quarter end, on January 21, 2005, the Company filed a Current Report on Form 8-K disclosing that the Over-the-Counter Bulletin Board ("OTCBB") had stopped posting quotations for the Company's common stock because of the Company's failure to file all reports required under Sections 13 or 15(d) of the Securities Exchange Act of 1934, with in time allowed by NASD Rule 6530. The Current Report also disclosed that the Company's common stock is now trading on the Pink Sheets under symbol
"RSCT."   Once the Company is in compliance with Rule 6530, it intends to make application to once again have quotations posted for its common stock on the OTCBB.

     (B) Exhibits. The following exhibits are included as part of this report:

     Exhibit 3.1    Amendment to Articles of Incorporation of Rescon
                    Technology Corp.
     Exhibit 10.1   Agreement and Plan of Reorganization
     Exhibit 20.1   Schedule 14f-1 filed by the Company on January 7, 2005
     Exhibit 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     Exhibit 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ResCon Technology Corporation



Dated: January 24, 2005            By: /S/ Henrik Klausgaard
                                   --------------------------------------
                                        Henrik Klausgaard, CEO



Dated: January 24, 2005            By: /S/ Ilona Klausgaard
                                   --------------------------------------
                                         Ilona Klausgaard, CFO



