Form 10QSB
period 2005-02-28
RESCON TECHNOLOGY CORP
filed 2005-04-15
CIK 769591

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
February 28, 2005                                                000-13822

                              NAYNA NETWORKS, INC.
                    (formerly ResCon Technology Corporation)
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          (State or other jurisdiction of incorporation or organization

                                   83-0210455
                                   ----------
                      (I.R.S. Employer Identification No.)

                180 Rose Orchard Way, San Jose, California 95134
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (408) 956-8000
              (Registrant's telephone number, including area code)

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

                                 |X| Yes |_| No

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

Common stock, par value $.0001; 35,802,504 outstanding as of April 12, 2005

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements


                          RESCON TECHNOLOGY CORPORATION

                         Condensed Financial Statements

                                February 28, 2005

RESCON TECHNOLOGY CORPORATION

                             Condensed Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                    February 28,
                                                                        2005
                                                                   ------------
Current Assets
  Cash                                                             $        803
  Prepaid expenses                                                       20,000
                                                                   ------------
    Total Current Assets                                                 20,803
                                                                   ------------

  Fixed Assets (Net)                                                     22,358
  Prepaid Equipment Lease                                                13,333
  Software & Technology License Agreement                               403,280
  Investment Speed of Thought                                           286,720
  Other investment                                                       50,000
                                                                   ------------
    Total Non-Current Assets                                            775,691
                                                                   ------------
                                 Total Assets                      $    796,494
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
  Accounts payable                                                 $     29,817
  Payable to shareholders                                               721,794
                                                                   ------------
    Total Current Liabilities                                           751,611
                                                                   ------------
         Total Liabilities                                              751,611
  Minority Interest                                                        (944)
Stockholders' Equity
     Common stock                                                           417
     Additional paid in capital                                       6,342,844
     Accumulated deficit prior to development stage                  (4,467,609)
     Accumulated deficit during the development stage                (1,829,825)
                                                                   ------------
          Total Stockholders' Equity                                     45,827
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    796,494
                                                                   ============


                             See accompanying notes

                          RESCON TECHNOLOGY CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)

                                                  For the Three    For the Three
                                                  Months Ended     Months Ended
                                                   February 28,     February 29,
                                                      2005            2004
                                                  ------------     ------------

Revenues                                          $          0     $          0

General & Administrative Expenses                       45,823          181,035
                                                  ------------     ------------
                 Operating Income (Loss)               (45,823)        (181,035)

Other Income and Expense
  Income (Loss) on investment in GIT                         0                0
                                                  ------------     ------------
             Net Income (Loss) Before Taxes            (45,823)        (181,035)

Current Year Provision for Income Taxes                      0                0
                                                  ------------     ------------

Net Income (Loss)                                 $    (45,823)    $   (181,035)
                                                  ============     ============

Income Per Share                                  $      (0.01)    $      (0.05)
                                                  ============     ============
Weighted Average Number of Shares Outstanding
                                                     4,170,450        3,747,419
                                                  ============     ============


                             See accompanying notes

                          RESCON TECHNOLOGY CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                     For the
                                                                                   Development
                                                 For the Six      For the Six          Stage
                                                 Months Ended     Months Ended        Through
                                                 February 28,     February 29,      February 28,
                                                    2005              2004              2005
                                                 ------------     ------------     ------------
Revenues                                         $          0     $          0     $          0

General & Administrative Expenses                      93,027          560,143        2,536,907
                                                 ------------     ------------     ------------
                 Operating Income (Loss)              (93,027)        (560,143)      (2,536,907)
Other Income and Expense
  Income from forgiveness of debt                           0                0          755,145
  Income (Loss) on investment in GIT                        0                0          (48,063)
                                                 ------------     ------------     ------------
             Net Income (Loss) Before Taxes           (93,027)        (560,143)      (1,829,825)

Current Year Provision for Income Taxes                     0                0                0
                                                 ------------     ------------     ------------

Net Income (Loss)                                $    (93,027)    $   (560,143)    $ (1,829,825)
                                                 ============     ============     ============

Income Per Share                                 $      (0.02)    $      (0.16)    $      (1.29)
                                                 ============     ============     ============
Weighted Average Number of Shares Outstanding       4,170,450        3,573,178        1,415,257
                                                 ============     ============     ============


                             See accompanying notes

                          RESCON TECHNOLOGY CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                         For the
                                                     For the Six      For the Six      Development
                                                     Months Ended     Months Ended    Stage Through
                                                     February 28,     February 29,     February 28,
                                                         2005             2004             2005
                                                     ------------     ------------     ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                  $    (93,027)    $   (560,143)    $ (1,829,825)
  Adjustments to reconcile net loss to
    net cash used for operating activities:
  Depreciation and amortization                             4,111           43,617          144,352
  Income from investment in GIT                                 0                0           48,063
  Increase in advances                                          0           (6,000)               0
  Income from forgiveness of debt                               0                0         (755,145)
  Issued common stock for service or expenses                   0                0          810,881
  Decrease in accounts payable                                449           (2,542)          29,817
  Decrease in prepaid expenses                             13,334           13,333           13,333
  Change in minority interest                                   0             (194)            (944)
  Expenses paid by shareholders                                 0                0            5,345
                                                     ------------     ------------     ------------
           Net Cash from operating activities             (75,133)        (511,929)      (1,534,123)

Cash Flows from Investing Activities:
  Purchase of property and equipment                            0                0          (21,740)
  Investments                                                   0                0          (50,000)
                                                     ------------     ------------     ------------
           Net Cash from investing activities                   0                0          (71,740)

Cash Flows from Financing Activites:
  Loan proceeds                                            72,288          528,189        1,606,666
                                                     ------------     ------------     ------------
           Net Cash from financing activities              72,288          528,189        1,606,666

                                                     ------------     ------------     ------------
             Net Increase/(Decrease) in Cash               (2,845)          16,260              803

Beginning Cash Balance                                      3,648                0                0
                                                     ------------     ------------     ------------

Ending Cash Balance                                           803           16,260              803
                                                     ============     ============     ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest             $          0     $          0     $          0
  Cash paid during the year for income taxes         $          0     $          0     $          0
  Issued stock for investment                        $          0     $          0     $    548,223
  Issued stock for professional fees contracts       $          0     $          0     $    788,500


                             See accompanying notes

                          RESCON TECHNOLOGY CORPORATION
                     Notes to Condensed Financial Statements
                                February 28, 2005


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

Results of Operations

      For the three months ended February 28, 2005 and February 29, 2004

      During the three months ended February 28, 2005, the Company generated an operating loss of $45,823 compared to an operating loss of $181,035 during the three months ended February 29, 2004. This represents a reduction in operating loss of $135,212. This reduction in net loss is directly attributable to corresponding reductions in general and administrative expenses as the Company has discontinued all operations and focused its efforts to closing the Agreement and Plan of Reorganization ("Agreement") whereby Nayna Networks, Inc., a Delaware corporation, ("Nayna") will become a wholly owned subsidiary of the Company.

      For the six months ended February 28, 2005 and February 29, 2004

      During the six months ended February 28, 2005, the Company generated an operating loss of $93,027 compared to an operating loss of $560,143 during the six months ended February 29, 2004. This represents a reduction in operating loss of $467,116. Again, this reduction in net loss is directly attributable to corresponding reductions in general and administrative expenses as the Company has discontinued all operations and focused its efforts on closing the Agreement to acquire Nayna as a wholly owned subsidiary of the Company.

      As of February 28, 2004, the Company had an accumulated deficit since reactivation of $1,829,825 and cash on hand of $803.

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

      Cash Flows

During the quarter ended February 28, 2005, cash was primarily used to fund Company expenses. Cash on hand decreased approximately $15,457 during the six months ended February 28, 2005, compared to February 29, 2004. See below for additional discussion and analysis of cash flow.

                                             For the Six          For the Six
                                            Months Ended         Months Ended
                                       February 28, 2005    February 29, 2004

      Net cash from operating activities    $    (75,133)        $   (511,143)
      Net cash from investing activities            $-0-                 $-0-
      Net cash from financing activities    $     72,288         $    528,189

      NET INCREASE/(DECREASE) IN CASH       $      2,218         $     50,852

      During the six months ended February 28, 2005, net cash used in operations was $75,133, as net loss and decrease in accounts payable were only partially offset by depreciation and decrease in prepaid expenses. The Company used no net cash from financing activities during the six months ended February 28, 2005, as the Company engaged in no investing activities. During the six months ended February 28, 2005, the Company realized loan proceeds of $72,288, which reflects the entire amount of net cash from financing activities.

      During the quarter, the Company continued to work toward the closing of the merger with Nayna Networks, Inc. Subsequent to quarter end, on April 1, 2005, the Company closed the merger and acquired 100% of the outstanding capital stock of Nayna in exchange for the issuance of 32,249,997 shares of Company common stock to the Nayna stockholders, making them the majority holders of the outstanding shares of the Company

      Founded in February 2000, Nayna Networks is a hardware and software development company that designs, develops and markets next generation broadband access solutions, also known as Ethernet In The First Mile (EFM) solutions for the secure communications market. Typical customers include carriers, Cable TV
(CATV) service providers and municipal, defense and enterprise networks. Nayna's multi-gigabit flagship platform, ExpressSTREAM, removes the performance bottlenecks typically found in access networks. The high quality and rich feature set of Nayna's solutions enables the gigabit class ExpressSTREAM platform to address a wide variety of applications from the transport level up to and through the application layer. Nayna, together with the companies which it has acquired, has raised more than $65 million in venture capital investment over the past five years, substantially all of which has been spent on product development. In addition to continued internal development efforts, Nayna plans to augment its product and service offerings through the acquisitions of complementary companies in the secured communications solutions field including infrastructure, software and services companies.

      Nayna's solutions are based on proprietary hardware and software implementations that are largely based on standard components. This methodology makes Nayna's solutions more flexible and less costly and enables Nayna to address its customer's needs swiftly without the cost or time required to make custom silicon chips. These high-performance, cost-effective solutions are enhanced by intelligent enforcement of Quality of Service (QoS), which we believe positions Nayna to compete effectively in its target markets.

      Following the merger, we anticipate that our currently available funds are sufficient to meet our needs for working capital, capital expenditures and business expansion for the next three months. Thereafter, we will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of three months. We cannot assure you that we will be able to raise such additional capital on terms that are favorable to us or at all. Any inability to raise these funds could have a material adverse effect on our business, results of operations and financial condition.

Item 3.  Controls and Procedures

      The Company's principal executive officer and principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

      The Certifying Officers have also indicated that there were no significant changes in the Company's internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

      Management, including the Certifying Officers, does not expect that the Company's disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      On January 7, 2005, the Company filed with the Securities and Exchange Commission and caused to be mailed to its shareholders a Schedule 14F-1 informing the shareholders of the Company that upon the closing of the Agreement to acquire Nayna, a change in control of the Company would occur, with the current directors and officers resigning and new directors and officers being appointed as set forth in the Schedule 14F-1.

      The Company did not solicit proxies in connection with this proposed action.

Item 6.  Exhibits and Reports on Form 8-K

      (A)   Reports on Form 8-K

      On January 21, 2005, the Company filed a Current Report on Form 8-K disclosing that the Over-the-Counter Bulletin Board ("OTCBB") had stopped posting quotations for the Company's common stock because of the Company's failure to file all reports required under Sections 13 or 15(d) of the Securities Exchange Act of 1934, with in time allowed by NASD Rule 6530. The Current Report also disclosed that the Company's common stock was then trading on the Pink Sheets under symbol "RSCT."

      Subsequent to quarter end, on April 8, 2005, the Company filed a Current Report on Form 8-K disclosing the closing of the merger with Nayna Networks, Inc. as set forth in the Agreement and Plan of Reorganization, the issuance of 32,249,947 shares of unregistered common stock to the stockholders of Nayna Networks, a change in control of the Company and the departure of the Company's officers and directors and the appointment of new officers and directors in connection with the closing of the merger. The Current Report also disclosed that on April 1, 2005, the Company dismissed Mantyla McReynolds as its independent certified public accountants and engaged Naresh Arora, CPA, Inc., to act as the Company's new independent certified accountant. Finally, the current report disclosed that on April 6, 2005, the Company filed a Certificate of Amendment with the State of Nevada to change the name of the Company from ResCon Technology Corporation to Nayna Networks, Inc.

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

                                        ResCon Technology Corporation



Dated: April 15, 2005                   By: /S/ Naveen S. Bisht
                                            ---------------------
                                            Naveen Bisht, CEO



Dated: April 15, 2005                   By: /S/ Michael Meyer
                                            ---------------------
                                            Michael Meyer, CFO