Form 10KSB
period 2004-12-31
Nayna Networks, Inc.
filed 2005-08-16
CIK 769591

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

[_]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Fiscal Year Ended December 31, 2004

[x]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from September 1, 2004 to December 31, 2004

                        Commission File Number: 000-13822

                              NAYNA NETWORKS, INC.
                    (formerly ResCon Technology Corporation)
             (Exact name of registrant as specified in its charter)

         NEVADA                                      83-0210455
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                180 Rose Orchard Way, San Jose, California 95134
                    (Address of principal executive offices)

                                 (408) 956-8000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                     $0.0001 par value, common voting shares

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the issuer's voting and non-voting common stock held on December 31, 2004 by non-affiliates of the issuer was approximately $2,453,154 based on actual sales price for the Company's common stock as reported on the OTCBB.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of August 4, 2005 was 35,802,504 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Schedule 14f-1 filed with the Commission on January 7, 2005; Form 8-K filed with the Commission on April 8, 2005, as amended on April 18, April 20, April 26 and July 29, 2005; Form 8-K filed with the Commission on May 24, 2005.

         Transitional Small Business Disclosure Format: Yes: [ ] No: [x]

                                     PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of matters to a vote of securities holders

                                     PART II

Item 5. Market for common equity and related stockholders matters

Item 6. Management's discussion and analysis or plan of operation

Item 7. Financial statements

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

Item 8A. Controls and Procedures

Item 8B. Other information

                                    PART III

Item 9. Directors and executive officers, promoters, and control persons,; compliance with section 16(a) of the Exchange Act

Item 10. Executive compensation

Item 11. Security ownership of certain beneficial owners and management

Item 12. Certain relationships and related transactions

                                     PART IV

Item 13. Exhibits and reports of Form 8-K

Item 14. Principal accountant fees and services

         Signatures

--------------------------------------------------------------------------------

                                     Part I

--------------------------------------------------------------------------------

                           Forward Looking Statements

--------------------------------------------------------------------------------

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "hope", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to identify forward-looking statement. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors, technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

--------------------------------------------------------------------------------

Item 1.  Description of Business

--------------------------------------------------------------------------------

This transition report on Form 10-KSB covers the period from September 1, 2004 to December 31, 2004, in which the registrant operated as ResCon Technology Corp. Subsequent to this period, registrant acquired Nayna Networks, Inc., a Delaware corporation ("Nayna"), and now operates as Nayna with the registrant's principal business being the business of Nayna. For more information regarding the acquisition of Nayna by the registrant, see the section entitled "Nayna Networks" set forth below.

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

On December 13, 1999, the Company completed a merger with ResCon Technology Corp., a Nevada corporation, with the Nevada corporation being the surviving corporation. In connection with said merger, the shareholders of the Wyoming corporation received one share of the Nevada corporation for every 7,000 shares of the Wyoming corporation; provided, that no stockholder, computed on a per stock certificate of record basis, owning 10 or more shares was reduced to less than 10 shares as a result of the reverse split and that no stockholder owning less than 10 shares, on a per stock certificate of record basis, was affected by the reverse split. As a result of the merger, the authorized common stock of the Company increased to 1,000,000,000, the par value remained $.0001 per share.

MATERIAL CHANGES IN BUSINESS SINCE INCEPTION

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

On July 12, 2002, the Company consummated an Agreement and Plan of Reorganization (the "Radical Agreement") with Radical Technologies, Inc., a New York corporation ("Radical") and its then wholly owned subsidiary GIT Securities Corporation, a Nevada corporation ("GIT"). Pursuant to the terms and conditions of the Radical Agreement, Radical acquired 10,000,000 restricted Company common shares in exchange for 20% of the issued and outstanding common shares of GIT. Subsequently this Radical Agreement was amended. To more accurately represent the interest in GIT acquired by the Company, Radical agreed to return for cancellation 7,800,000 of the shares issued to it, with the understanding that Radical would be issued an additional 8,800,000 when the transfer of the remaining 80% interest in GIT received NASD approval. NASD approval was never granted and the Company never obtained the remaining 80% interest in GIT. GIT has since terminated operations and relinquished its securities licenses.

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

During the quarter ended May 31, 2004, the Company made loans to Roman Sand & Stone, LLC, a New Jersey limited liability company ("Roman") in the aggregate principal amount of $152,586. Roman contracts to remove and deliver building materials to and from construction sites. The funds were used primarily to acquire two trucks and other operating equipment by Roman. At the time the Company loaned the funds to Roman, it had not yet generated any revenue, although it was anticipated that Roman would begin generating revenue within 90 days. To the knowledge of the Company, to date Roman has still not generated any revenue and has not repaid any of the funds loaned to it by the Company. At the time the loans were made, the Company hoped to convert its loans into an equity interest in Roman. Given the failure to generate revenues and perform as anticipated, combined with the failure to repay funds loaned by the Company, the Company no longer intends to convert its loans into an equity interest in Roman. The Company is currently investigating the best method to recover the funds it loaned to Roman.

On October 15, 2004, the Company entered into an agreement to acquire Nayna for 32,500,000 post-split shares of the Company's common stock. Pursuant to the terms of an Agreement and Plan of Reorganization (the "Nayna Acquisition Agreement"), the Company formed a wholly owned subsidiary named Nayna Acquisition Corporation, a Nevada corporation, for the purpose of executing the merger with Nayna (the "Merger"). Following the closing of the Merger, Nayna became a wholly-owned subsidiary of the Company and the stockholders of Nayna now hold a majority of the outstanding shares of the Company. Complete information on the acquisition can be found in the Form 8-K filed with the Commission on April 8, 2005, as amended on April 18, April 20, April 26 and July 29, 2005.

Subsequent to the acquisition of Nayna, in a Form 8-K filed with the Commission on May 24, 2005, the Company announced the change of its fiscal year end from August 31 to December 31, to conform to Nayna's fiscal year end, thus generating the need for this Form 10-KSB for the transitional period from September 1 to December 31.

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

EDUCATIONAL PRODUCTS

Campus owns a computer and internet based educational product for use by school districts in their middle and junior high schools. In 1998, Campuslive Educational Corporation completed a study of the New Jersey Assessment tests and the New Jersey Core Curriculum Content Standards. Based on the findings of this study and extensive in-house testing in web- based technology, Campuslive Educational Corporation created a computer and internet based educational program it called "Reading & Writing Plus." Campus acquired this program when it acquired Campuslive Educational Corporation. This program is dedicated to teaching students language art basic skills, reading and writing comprehension and computer skills. Campus believes that the use of the Reading & Writing Plus system within the school system over a recommended time frame will result in increased scholastic performance as measured by standardized testing.

The Reading & Writing Plus system is centered around the core curricula of the sixth, seventh and eighth grades, with the actual educational content to be provided by the individual school districts. Reading & Writing Plus is designed to teach students through the use of web-based interactive multimedia presentations. Reading & Writing Plus is based on the premise that the student's level of concentration, intrigue, discipline to the project and learning are increased significantly by the interactivity of software multimedia presentations and testing. This program is designed to: 1) increase student proficiency in the required learning material; 2) allow teachers, administrators, parents and the student to review the student's daily performance in the specified subject and tailor reinforcement of the subject matter on a case by case basis; and 3) provide students with the necessary computer skills to pursue other computer based educational opportunities. Another advantage of the Campus system is that students can access the system anywhere they can access the internet. The student is not limited to access at only one location, such as a school computer or a home computer.

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

Because of insufficient funds and the lack of a hosting agreement with a third party, the Company has been unable to meaningfully market this software platform. The Company anticipates that it will need approximately $25,000 to establish a sales staff and begin marketing this software product to traders in eastern block countries, with its initial focus in Bulgaria, the Czech Republic, Hungary and Russia, once a hosting agreement can be put in place. Until the Company has sufficient funds to market this product, the Company will not enter into a hosting agreement with any party to host its software platform to provide traders with access to the Company's software platform via the internet. The Company anticipates that it will be compensated on a per transaction basis. The Company has not engaged in meaningful negotiations with any brokers or traders at this time.

The Company will not provide any trading advice or opinions to brokers or traders. Similarly, the Company will not provide any brokerage services to traders.

NAYNA NETWORKS

As discussed above, in October 2004, the Company entered into the Nayna Acquisition Agreement pursuant to which Nayna Networks became a wholly owned subsidiary of the Company. The acquisition closed April 1, 2005 and complete information on the acquisition can be found in the Form 8-K filed with the Commission on April 8, 2005, as amended on April 18, April 20, April 26 and July 29, 2005.

Founded in February 2000, Nayna is a hardware and software development company that designs, develops and markets next generation broadband access solutions, also known as Ethernet in the First Mile ("EFM") for the secure communications market. Typical Nayna customers include carriers, Cable TV ("CATV") service providers and corporations. Nayna's flagship platform, ExpressSTREAM, removes the performance bottlenecks typically found in access networks. The high quality and rich feature set of Nayna's solutions enables the gigabit class ExpressSTREAM platform to address a wide variety of applications from the transport level up to and through the application layer. Nayna, together with the companies which it has acquired, has raised more than $65 million in venture capital investment over the past five years, substantially all of which has been spent on product development. Nayna's solutions are based on proprietary hardware and software implementations that are largely based on standard components. This approach makes Nayna's solutions more flexible and less costly and enables Nayna to address its customers' needs swiftly without the cost or time required to make custom silicon chips. These high-performance, cost-effective solutions are enhanced by intelligent enforcement of Quality of Service ("QoS"), which positions Nayna to compete effectively in its target markets. Throughout 2004, Nayna introduced a series of products under its flagship ExpressSTREAM platform. ExpressSTREAM is certified for a wide variety of applications including handling of advanced real time applications such as streaming content. Previous generations of products were limited to average bandwidths of just a few hundred Kilobits per second ("Kbps") and a total of just 2.5 Gigabits per second ("Gbps") per system. Nayna's ExpressSTREAM solutions range up to 32 Gbps of non-blocking system capacity and 10/100/1000 Mbps per subscriber site. This high capacity is supported by high performance switching capacity of up to 48 million packets per second, compared to just 2 million packets per second in most gigabit LAN switches. Nayna's high performance switching fabric is the key to its excellent carrier class QoS and in turn, provides Nayna the ability to mix and match voice, data and IP video on the same links. While typical LAN products can only handle large data packets efficiently, ExpressSTREAM has sufficient additional capacity to enable it to mix small high priority voice packets in the same stream as the larger packets without being lost or delayed.

EMPLOYEES

During the period covered by this transition report on Form 10-KSB, the Company had no full time employees and the Company officers Henrik and Ilona Klausgaard worked on a part time basis to meet the needs of the Company.

--------------------------------------------------------------------------------

Item 2. Description of Property

During the period covered by this transition report on Form 10-KSB, the principal executive offices of the Company were located at 1500 Market Street, 12th Floor, East Tower, Philadelphia, Pennsylvania, where it leased approximately 300 square feet of dedicated office space and additional space as needed for an average of $2,000 per month on a month to month basis.

--------------------------------------------------------------------------------

Item 3. Legal Proceedings

None.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 4. Submission of matters to a vote of securities holders

--------------------------------------------------------------------------------

On November 2, 2004, certain actions were approved by the board of directors and the majority shareholders of the Company in writing in lieu of a special or annual meeting of shareholders. These actions, which were to become effective no earlier than December 2, 2004, included a reverse split of the Company's outstanding common stock at a ratio of one (1) share for each five and nine/tenths (5.9) shares outstanding. The reverse split did not reduce the number of authorized common shares of the Company. The other approved action was the authorization of the board of directors of the Company to amend the Articles of Incorporation of the Company on or before November 24, 2004, to change the name of the Company to such name as the board of directors, in its sole discretion, deemed appropriate.

The Company did not solicit proxies in connection with these actions and there were no actions discussed or taken to change the members of the Company's board of directors.

Subsequent to the year end, on January 7, 2005, the Company filed with the Securities and Exchange Commission and caused to be mailed to its shareholders a
Schedule 14F-1 informing the shareholders of the Company that upon the closing of the acquisition pursuant to the Nayna Acquisition Agreement, a change in control of the Company would occur, with the then current directors and officers of the Company resigning and new directors and officers being appointed as set forth in the Schedule 14F-1, which is incorporated by reference into this Transition Report.

The Company did not solicit proxies in connection with this proposed action.

--------------------------------------------------------------------------------

                                     PART II

--------------------------------------------------------------------------------

Item 5.  Market for common equity and related stockholders matters

--------------------------------------------------------------------------------

Until January 19, 2005, the Company's common stock was quoted on the Over-the-Counter Bulletin Board under the symbol "RSCT." Following January 19, 2005, however, the Company's common stock was no longer quoted on the OTCBB because the Company had failed to remain current in its reporting obligations pursuant to the Securities Exchange Act of 1934, as amended. Upon the filing of its annual report, for the year ending August 31, 2004, and the quarterly report for its first fiscal quarter, ending November 30, 2004, for its fiscal year 2005, the Company was current in its reporting obligations and successfully re-applied to have its common stock quoted on the OTCBB.

As of January 10, 2005, the Company had approximately 1,986 shareholders holding 4,170,450 common shares.

The published bid and ask quotations are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions. These quotations have been adjusted for a reverse split of 1 to
5.9 that was effective December 16, 2004.

                                          BID PRICES         ASK PRICES
                                       HIGH       LOW      HIGH       LOW
2003-2004

Sep. 1       thru Nov. 30, 2003         1.180     .295     2.0650    .4720
Dec. 1, 2003 thru Feb. 28, 2004          .295     .118      .4720    .2950
Mar. 1       thru May 31, 2004           .413     .177      .5900    .3540
June 1       thru Aug. 31, 2004          .295     .118      .3835    .2065
Sep. 1       thru Dec. 31, 2004         1.947     .059     4.5000    .1298

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

The Company did not issue any securities that were not registered under the Securities Act of 1933, during the transitional period ended December 31, 2004.

--------------------------------------------------------------------------------

Item 6. Management's discussion and analysis or plan of operation

--------------------------------------------------------------------------------

For a complete understanding, this Plan of Operations should be read in conjunction with the FINANCIAL STATEMENTS and NOTES TO THE FINANCIAL STATEMENTS contained in this Form 10-KSB.

RESULTS OF OPERATIONS

During the transitional period ended December 31, 2004, and for the four-month period ending December 31, 2003, the Company had no revenue, gross profits, income taxes or extraordinary items. During the transitional period ended December 31, 2004, the Company realized a net loss of $137,780 or $0.03 per share. During the corresponding period ended December 31, 2003, the Company realized a net loss of $401,028 or $0.114 per share (adjusted for the 1:5.9 reverse split). During the transitional period ended December 31, 2004, the Company wound down operations and focused on closing the acquisition of Nayna, resulting in a net loss that is significantly lower than the previous year. Following the closing of the Nayna Acquisition Agreement, expenses have increased and it is anticipated that expenses will continue to increase during the current fiscal year, however, it is also anticipated that the Company, through Nayna's operations, will also begin to generate revenue. As of December 31, 2004, the Company had an accumulated deficit since reactivation of $1,794,789, and no cash on hand.

LIQUIDITY AND CAPITAL RESOURCES

As the Company has had limited working capital and limited cash on hand, and as it did not earn any revenue from operations during the transitional period ended December 31, 2004, the Company was dependent upon funding from third parties. This funding was primarily provided through loans made to the Company. As the Company is not currently generating revenue, the Company will continue to need equity or debt financing until such time as it begins to generate sufficient revenue to support its operations. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms, or at all. If the Company is unsuccessful in obtaining additional debt or equity financing, the Company may be unable to continue operations. As stated in the REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM, these factors raise substantial doubt about the Company's ability to continue as a going concern.

Cash Flows

During the transitional period ended December 31, 2004, cash was primarily used to fund Company expenses. Cash on hand decreased approximately $3,648 during the transitional period ended December 31, 2004, compared to an increase of $20,532 in the corresponding period ended December 31, 2003. See below for additional discussion and analysis of cash flow.

                         Transitional       Four month         Fiscal Year
                         Period ended       Period ended       ended
                         December 31, 2004  December 31, 2003  August 31, 2004
Net cash from
  operating activities   $(3,648)           $(254,371          $(644,293)
Net cash from
 investing activities    $    --            $      --          $( 71,740)
Net cash from
 financing activities    $    --            $ 274,903          $ 719,681
NET INCREASE/(DECREASE)
  IN CASH                $(3,648)           $  20,532          $   3,648
Beginning Cash Balance   $ 3,648            $      --          $      --
Ending Cash Balance      $    --            $  20,532          $   3,648

During the transitional period ended December 31, 2004, net cash used in operations was $3,648, as net loss, decrease in accounts payable and change in minority interest were only partially offset by depreciation and amortization and the issuance of common stock for services or expenses. During the transitional period ended December 31, 2004, no net cash was used in financing activities and the Company did not realize any proceeds from borrowing. At December 31, 2004, the Company had no cash on hand.

On April 1, 2005, the Company closed the Nayna Acquisition Agreement pursuant to which Nayna became a wholly owned subsidiary of the Company. Subsequent to the closing, the Company has and expects to continue to focus all of its efforts to pursue and develop the business of Nayna.

--------------------------------------------------------------------------------

Item 7. Financial Statements

--------------------------------------------------------------------------------

                           [NARESH ARORA LETTERHEAD]

             Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Nayna Networks, Inc. (formerly ResCon Technology Corporation)
(a company in the development stage)

We have audited the accompanying balance sheets of Nayna Networks, Inc. (formerly ResCon Technology Corporation), a development stage enterprise as of December 31, 2004 and the related statements of operations, stockholders' (deficit) equity, and cash flows for the four months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of August 31, 2004 and for the period from reactivation (July 14, 1999) through August 31, 2004 were audited by other auditors whose report, dated January 20, 2005, expressed an unqualified opinion on those statements. The other auditors' report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Nayna Networks, Inc. (formerly ResCon Technology Corporation) as of December 31, 2004, and the results of their operations and their cash flows for the four months then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is in the development stage and has incurred losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ NARESH ARORA

Santa Clara, California
August 15, 2005

Nayna Networks, Inc.
(formerly ResCon Technology Corporation)
[A Development Stage Company]

Balance Sheet
December 31, 2004

                              ASSETS
Current Assets
    Cash                                                            $        --
    Prepaid Expenses                                                     12,555
                                                                    -----------
Total Current Assets                                                     12,555
Non-Current Assets
    Fixed Assets (Net)                                                   23,729
    Prepaid Equipment Lease                                              17,778
    Software & Technology License Agreement                             403,280
    Investment Speed of Thought                                         286,720
    Other Investments                                                    50,000
                                                                    -----------
                                                                        781,507
Less: Impairment of non-current assets                                  (79,790)
                                                                    -----------
Total Non-Current Assets                                                701,717

Total Assets                                                        $   714,272
                                                                    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Accounts Payable                                                $       310
    Overdraft - checking account                                            268
    Notes payable shareholders                                          713,694
                                                                    -----------

Total Liabilities                                                       714,272
                                                                    -----------

       Minority Interest                                                 (1,073)
Stockholders' Equity
    Common stock--1,000,000,000 shares authorized,
       par value of .0001 per share; 4,170,450 shares
       Issued and outstanding                                               417
    Additional Paid-In Capital                                        6,342,844
    Accumulated Deficit prior to development stage                   (4,467,609)
    Deficit accumulated during the development stage                 (1,874,579)
                                                                    -----------
Total Stockholders' Equity                                                1,073
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $   714,272
                                                                    ===========

      Accompanied notes are an integral part of these financial statements.

Nayna Networks, Inc.
(formerly ResCon Technology Corporation)
[A Development Stage Company]

Statements of Operations
For the Period from September 1, 2004 through December 31, 2004, and for the Year ended August 31, 2004, and for the Period from Reactivation [July 14, 1999] through August 31, 2004

                                                      For the Four                       Reactivation
                                                      Months Ended       Year Ended     [July 14, 1999]
                                                      December 31,       August 31,         through
                                                          2004              2004           12/31/04
                                                       -----------      -----------      -----------
Revenues                                               $        --      $        --      $        --
General and Administrative Expenses                         82,800 A      1,028,760        2,526,681
                                                       -----------      -----------      -----------
Net Loss from operations                                   (82,800)      (1,028,760)      (2,526,681)
                                                       -----------      -----------      -----------
Other Income and Expenses
      Income from forgiveness of Debt                       24,810 B             --          779,955
      Impairment of long-lived assets                      (79,790)              --
      Loss on investment in GIT Securities Corp                 --               --          (48,063)
                                                       -----------      -----------      -----------
Total Other Income and Expenses                            (54,980)              --          731,892
                                                       -----------      -----------      -----------

Net Loss before Income Taxes                              (137,780)      (1,028,760)      (1,794,789)
Current Year provision for Income Tax                           --               --               --
Net Loss from continuing operations                       (137,780)      (1,028,760)      (1,794,789)

Income (Loss) Per Share from continuing operations     $     (0.03)     $     (0.25)

Weighted Average Shares Outstanding                      4,170,450        4,167,980

Accompanied notes are an integral part of these financial statements.


A We reviewed expenses for reasonableness. We noted nothing unusual

B Represents attorney's fees that were forgiven during Sept - Dec 2004.

Nayna Networks, Inc.
(formerly ResCon Technology Corporation)
[A Development Stage Company]

Statements of Stockholders' Equity
For the Period from September 1, 2004 through December 31, 2004, and for the Year ended August 31, 2004, and for the Period from Reactivation [July 14, 1999] through August 31, 2004

                                                                           Additional Paid in    Accumulated      Net Stockholders'
                                          Common Shares     Common Stock        Capital            Deficit        Equity (Deficit)
                                          -------------     ------------        -------            -------        ----------------
Balance at reactivation,
[July 14, 1999]                            696,686,507      $     69,669      $  4,397,940     $   (4,467,609)     $          0

Issued shares to officers for
 services provided at par                   10,000,000             1,000                                                  1,000

Merged with Nevada Corporation
 traded stock 1 for 7,000                 (706,575,416)          (70,658)           70,658                  0                 0

Net loss for the period July 14,
 1999 to August 31, 1999                                                                               (1,000)           (1,000)
                                          ------------      ------------      ------------     --------------      ------------
Balance, August 31, 1999                       111,091                11         4,468,598         (4,468,609)                0

Issued shares for services and
 expenses                                    3,749,778               375            18,374                               18,749

Net loss for the year ended
August 31, 2000                                                                                       (18,749)          (18,749)
                                          ------------      ------------      ------------     --------------      ------------
Balance, August 31, 2000                     3,860,869               386         4,486,972         (4,487,358)                0

Net loss for the year ended
August 31, 2001                                                                                        (2,692)           (2,692)
                                          ------------      ------------      ------------     --------------      ------------
Balance, August 31, 2001                     3,860,869               386         4,486,972         (4,490,050)           (2,692)

Issued 162,000 shares for services
 at $0.10 per share                            162,000                16            16,184                               16,200

Issued shares as initial purchase
 of GIT Securities Corp.                    10,000,000             1,000            47,063                               48,063

Cancelled shares as part of
 investment/acquisition                     (3,749,778)             (375)              375                                    0

Issued shares for consulting
 contract services, $0.10 per
 shares                                        985,000                99            98,401                               98,500

Net loss for the year ended
August 31, 2002                                                                                       (30,694)          (30,694)
                                          ------------      ------------      ------------     --------------      ------------
Balance, August 31, 2002                    11,258,091             1,126         4,648,995         (4,520,744)          129,377

Statements of Stockholders' Equity, continued on next page

Nayna Networks, Inc.
(formerly ResCon Technology Corporation)
[A Development Stage Company]

Statements of Stockholders' Equity, continued from previous page

                                                                           Additional Paid in    Accumulated      Net Stockholders'
                                          Common Shares     Common Stock        Capital            Deficit        Equity (Deficit)
                                          -------------     ------------        -------            -------        ----------------
Cancelled particial shares from
 acquisition of GIT                         (7,800,000)             (780)              780                                    0

Issued 2,668,000 shares for
 investment, campuslive at $0.08
 per share                                   2,668,000               267           213,173                              213,440

Issued 5,416,000 shares for
 equipment lease, software &
 technology, at $0.08 per share              5,416,000               542           432,738                              433,280

Issued 3,584,000 shares for
 investment, Speed of Thought at
 $0.08 per share                             3,584,000               358           286,362                              286,720

Issued 815,000 shares for conversion
 of debt, $0.08 per share                      815,000                82            65,118                               65,200

Issued 250,000 shares for services,
 at $0.08 per share                            250,000                25            19,975                               20,000

Issued 2,900,000 shares for
 consulting, at $0.08 per share              2,900,000               290           231,710                              232,000

Net loss for the year ended
August 31, 2003                                                                                      (654,904)         (654,904)
                                          ------------      ------------      ------------     --------------      ------------
Balance, August 31, 2003                    19,091,091             1,910         5,898,851         (5,175,648)          725,113

Issued 400,000 shares for services,
 at $0.25 per share                            400,000                40            99,960                              100,000

Issued 1,750,000 shares for services,
 at $0.10 per share                          1,750,000               175           174,825                              175,000

Issued 3,350,000 shares for debt at
 $0,05 per share                             3,350,000               334           167,166                              167,500

Net loss for the year ended
August 31, 2004                                                                                    (1,028,760)       (1,028,760)
                                          ------------      ------------      ------------     --------------      ------------
Balance, August 31, 2004                    24,591,091             2,459         6,340,802         (6,204,408)          138,853

Adjustment for reverse split in
December 2004                              (20,423,109)           (2,042)            2,042                 --                --

Shares issued for correction in
stock ledger per transfer agent                  2,468                --                --                 --                --

Net loss for the period ended
December 31, 2004                                                                                    (137,780)         (137,780)
                                          ------------      ------------      ------------     --------------      ------------
Balance, December 31, 2004                   4,170,450      $        417      $  6,342,844     $   (6,342,188)     $      1,073
                                          ============      ============      ============     ==============      ============

Accompanied notes are an integral part of these financial statements.

Nayana Networks, Inc.
(formerly ResCon Technology Corporation)
[A Development Stage Company]

Statements of Cash Flows
For the Period from September 1, 2004 through December 31, 2004, and for the Year ended August 31, 2004, and for the Period from Reactivation [July 14, 1999] through August 31, 2004

                                                                                           For the period
                                                          For the four       For the      from reactivation
                                                          months ended      Year ended     [July 14,1999]
                                                          December 31,      August 31,         Through
                                                              2004            2004            12/31/04
                                                          ------------     -----------    -----------------
Cash Flows From Operating Activities
        Net Profit (Loss)                                 $  (137,780)     $(1,028,760)     $(1,874,579)
        Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
        Depreciation and amortization                           2,741          118,432          142,981
        Impairment of long-lived assets                        79,790               --           79,790
        Loss on investment in GIT                                  --               --           48,063
        Income from forgiveness of debt                       (24,810)              --         (779,955)
        Issued common stock for services or expenses               --          275,000          810,881
        Increase (decrease) in accounts payable                (4,248)          (8,577)          25,120
        Increase (decrease) in bank overdraft                     268               --              268
        Decrease (increse) in prepaid expenses                 16,334               --           16,334
        Change in minority interest                              (129)            (388)          (1,073)
        Expenses paid by shareholders                          64,186               --           69,531
                                                          -----------      -----------      -----------
Net Cash From Operating Activities                             (3,648)        (644,293)      (1,462,639)
Cash flows from investing activities
        Purchase of property and equipment                         --          (21,740)         (21,740)
        Investment in trucking business                            --          (50,000)         (50,000)
                                                          -----------      -----------      -----------
Net cash from investing activities                                 --          (71,740)         (71,740)
Cash flows from financing activities
        Proceeds from borrowing                                    --          719,681        1,534,379
                                                          -----------      -----------      -----------
Net cash from financing activities                                 --          719,681        1,534,379
Net increase/decrease in Cash                                  (3,648)           3,648               --
Beginning Cash Balance                                          3,648               --               --
                                                          -----------      -----------      -----------
Ending Cash Balance                                       $        --      $     3,648      $        --
                                                          ===========      ===========      ===========

Supplemental Disclosure Information
        Cash paid during year for interest                $        --      $        --      $        --
        Cash paid during year for income taxes            $        --      $        --      $        --

Accompanied notes are an integral part of these financial statements

Nayna Networks, Inc.
(formerly ResCon Technology Corporation)
 [A Development Stage Company]

Notes to Financial Statements
December 31, 2004

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

ResCon Technology Corporation was organized as a Wyoming corporation and spent many years since 1976 in the business of manufacturing and selling chemicals and related products for the permanent repair and protection of concrete and steel structures. The Company liquidated all assets prior to 1994 and then became dormant. In July of 1999, the Company merged with and into ResCon Technology Corporation, a Nevada corporation. The merger was effected for the purpose of changing the corporate domicile to Nevada, and to provide for the exchange of 1 share of the Nevada corporation to the stockholders for each 7,000 shares of the Wyoming corporation (see Note 4).

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

(b) Development Stage

Since its inception the Company has not achieved a sufficient level of sales and market demand to become an established operating enterprise. Therefore, as per the Statement of Financial Accounting Standards ("SFAS") No.7, "Accounting and Reporting by Development Stage Enterprises", the Company is being classified as a development stage enterprise. The Company is in the development stage and accordingly, its financial statements are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". Successful completion of the Company's developmental program and, ultimately, the attainment of profitable operations are dependent upon future events, including future financing, successfully completing product development, and achieving a sufficient level of sales and market demand to become an established operating enterprise. However, there can be no assurance that the Company will be able to achieve profitable operations.

(c)  Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and could impact future operating results.

(d) Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all instruments with an original maturity of three months or less to be cash equivalents. The Company had $0 cash at December 31, 2004.

(e) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is determined using the straight-line method over the estimated useful lives of the respective assets, which are generally three to five years for computers, equipment and furniture. Depreciation on leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the improvements or the lease term. Expenditures for maintenance and repairs are charged to operating expense as incurred. Upon retirement or sale, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are included in other income or expense.

(f) Impairment of long-lived assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the present value of future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount.

(g) Business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents invested in deposits and trade receivables. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the institutions are financially sound and, accordingly, minimal credit risk exists. The carrying values reported in the balance sheets for cash, cash equivalents and trade receivables approximate their fair values.

(h)  Income Taxes

The Company recognizes deferred tax assets and liabilities for operating loss carryforwards, tax credit carryforwards and the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of net deferred tax assets if there is uncertainty regarding their realization.

(i)  Net Loss Per Common Share

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

NOTE 2: GOING CONCERN

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

NOTE 3: INCOME TAXES

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2023. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Description                    Estimated NOL              Tax            Rate
-----------                    -------------              ---            ----

Federal Income Tax             $  1,787,344             $607,697          34%
Valuation Allowance                                     (607,697)
                                                        --------
Deferred Tax Asset                                      $      0
                                                        --------

NOTE 4: COMMON STOCK

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

The Company then issued stock for services or expenses in the following manner:

      Description                                                               Number of       Value
                                                                                Shares
      Issued stock to a  shareholder  for  expenses  paid on behalf of the
      Company at $0.005 per share (12/99)                                         569,820     $    2,849

      Issued stock to consultants for services at $0.005 per share (12/99)
                                                                                3,037,400     $   15,187

      Issued stock to consultant for services at $0.005 per share (12/99)
                                                                                  142,558     $      713
                                                                               ----------     ----------

      Totals                                                                    3,749,778     $   18,749
                                                                               ----------     ----------

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

In connection with the combination with GIT, certain shareholders agreed to surrender 3,749778 shares of common stock for cancellation. However, the shareholders were granted warrants to purchase up to 200,000 restricted common stock at an exercise price of $2.00 per share. On the grant date, the market price per share of common stock was approximately $0.10. The weighted average grant-date fair value of the warrants was $0 using Black-Scholes analysis and assuming a risk-free interest rate of 8%, volatility of 1 to 50%, and expiration at June 26, 2004. All 200,000 warrants are outstanding and exercisable as of August 31, 2004. There are no other outstanding warrants or options. On August 2, 2002, the Company filed an S-8 registration statement and issued 985,000 shares of common stock to professionals and consultants for services to be performed over the following twelve months. The shares were valued at $0.10 per share. At issuance the Company recorded prepaid expense of $98,500. This amount is being amortized on a monthly basis through July 2003.

As mentioned in Note 1, the Company issued 2,668,000 shares of restricted common stock to eighteen individuals as part of an agreement to acquire Campuslive, Incorporated. The transaction was recorded at $0.08 per share. Approximately 12,500 shares of Campuslive were not acquired. Thus, the Company has recorded a minority interest in Campuslive in the financial statements.

On June 12, 2003, the Company issued 9,000,000 restricted shares of common stock in an agreement to acquire certain software and technology licenses, an equipment lease, and for shares of common stock of Speed of Thought Trading Corporation. 5,416,000 shares were issued at $0.08 per share for the licenses and lease agreements, for a total value of $403,280. Approximately $73,333 was recorded as prepaid expense on an equipment lease which is being amortized over 36 months. This intangible asset has an indefinite life and thus will be tested annually for impairment in accordance with accounting policy. The other 3,584,000 shares of restricted common stock were issued to an individual, on a one-for-one basis, for common stock of Speed of Thought Trading Corporation. These shares were also valued at $0.08 per share. The investment has been recorded at $286,720. No equity adjustments were recorded for this account because Speed of Thought has not had any operations or activity since acquisition.

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

Since August 31, 2004 the Company resolved to issue 3,890,000 pre-split shares of common stock to a consultant for services. However, those services were never performed and the certificate, which had been held in trust by a third party, were cancelled.

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

On December 20, 2004, the Company effectuated a 1-for-5.9 reverse stock split of its issued and outstanding common stock. As of December 31, 2004 there were 4,170,450 common shares that were issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS/FORGIVENESS OF DEBT

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

NOTE 6: PROPERTY & EQUIPMENT

The Company currently has assets as follows:

                                                            Net        Method/
                                  Cost     Depreciation     Value      Life
                                  ----     ------------     -----      ----
      Electronic equipment      $ 31,690     $ 16,375      $15,315     SL/5yrs
      Furniture & fixtures         9,550        1,136        8,414     SL/7yrs
      Intellectual property      250,000      250,000           --     SL/3yrs
                                --------     --------      -------
      Totals                    $291,240     $ 267511      $23,729
                                --------     --------      -------

Depreciation and amortization expense recognized in the consolidated Company was $2,741 and $75,378 for the four-month period ended December 31, 2004 and for the year ended August 31, 2004, respectively.

NOTE 7: SUBSEQUENT EVENT

On April 1, 2005, the Company closed the merger and acquired 100% of the outstanding capital stock of Nayna Networks, Inc. in exchange for the issuance of 32,249,997 shares of Company common stock to the Nayna stockholders, making the the majority holders of the outstanding shares of the Company.

Accompanied notes are an integral part of these financial statements.

Nayna Networks, Inc.
(formerly ResCon Technology Corporation)
[A Development Stage Company]

Balance Sheet (unaudited)
December 31, 2003

                                     ASSETS
Current Assets
          Cash                                                      $    20,532
          Prepaid Expenses                                               42,666
                                                                    -----------
Total  Current Assets                                                    63,198

Non-Current Assets
          Fixed Assets, Net                                              10,075
          Prepaid Equipment Lease                                        40,000
          Software & Technology License Agreement                       403,280
          Investment in Speed of Thought                                286,720
          Other Investments                                              48,612
                                                                    -----------
Total Other Assets                                                      788,687

TOTAL ASSETS                                                        $   851,885
                                                                    ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
          Accounts Payable                                          $    41,403
          Notes payable shareholders                                    212,051
                                                                    -----------
Total Liabilities                                                       253,454

          Minority Interest                                                (653)

Stockholders' Equity
          Common Stock - 1,000,000,000 shares authorized, par value
            of .00001 per share; ____ shares issued and outstanding       2,124
          Additional Paid-In Capital                                  6,173,637
          Accumulated Deficit prior to development stage             (4,467,609)
          Deficit accumulated during the development stage           (1,109,067)
                                                                    -----------
Total Stockholders' Equity                                              599,085
                                                                    -----------
                              TOTAL LIABILITIES & EQUITY                851,885
                                                                    ===========

Nayna Networks, Inc.
(formerly ResCon Technology Corporation)
[A Development Stage Company]

Statement of Operations (unaudited)
For the Period from September 1, 2003 through December 31, 2003

                                                               For the Four
                                                               Months Ended
                                                             December 31, 2003
                                                             -----------------
Revenues                                                         $       --

General & Administrative Expenses                                   401,028

Net Loss from continuing operations                                (401,028)

Income (Loss) Per Share from continuing operations                   (0.114)
                Adjusted for the reverse split of 1:5.9

Weighted Average of Shares Outstanding                            3,515,098
                Adjusted for the reverse split of 1:5.9

Nayna Networks, Inc.
(formerly ResCon Technology Corporation)
[A Development Stage Company]

Statements of Cash Flows (unaudited)
For the Period from September 1, 2003 through December 31, 2003 (unaudited)

                                                             For the Four
                                                             Months Ended
                                                           December 31, 2003
                                                           -----------------
    Cash Flows from Operating Activities
            Net Profit (Loss)                                 $(401,028)
            Adjustments to reconcile net income (loss)
            to net cash provided by operating activities:
            Depreciation & amortization                          21,808
            Increase (decrease) in prepaid expenses               6,667
            Increase (decrease) in accounts payable               3,962
            Increase (decrease) in bank overdraft                  (504)
            Loans from shareholders                             114,725
                                                              ---------
    Net Cash from Operating Activities                         (254,371)

    Cash Flows From Investing Activities

                                                              ---------
    Net cash from Investing Activities                               --

    Cash Flows from Financing Activities
            Minority Interest                                       (97)
            Common Stock                                            215
            Additional Paid-In Capital                          274,785
                                                              ---------
    Net cash from Financing Activities                          274,903

Net cash increase (decrease) for period                          20,532

Beginning Cash Balance                                               --
                                                              ---------
Ending Cash Balance                                           $  20,532
                                                              =========

--------------------------------------------------------------------------------

Item 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

None.

--------------------------------------------------------------------------------

Item 8A. Controls and Procedures

--------------------------------------------------------------------------------

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this transition report (the "Evaluation Date"). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable periods specified by the SEC's rules and forms.

(b) Changes in Internal Controls and Procedures. During the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15) or 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

--------------------------------------------------------------------------------

Item 8B. Other information

None.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    PART III

--------------------------------------------------------------------------------

Item 9. Directors and executive officers, promoters, and control persons,; compliance with section 16(a) of the Exchange Act

--------------------------------------------------------------------------------

The following table sets forth as of December 31, 2004, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

                                                            Director or
Name                     Age   Position                     Officer Since
-----------------------  ----  ---------------------------  ---------------

Henrik H.E. Klausgaard   44    Chief Executive Officer      August 2004
                               Director                     May 2004

Ilona V. Klausgaard      44    Chief Financial Officer      August 2004
                               Secretary                    August 2004
                               Treasurer                    August 2004
                               Director                     May 2004

Tristan V. Voth-Stonger  56    Director                     August 2004

Following is a brief description of the background and business experience of the above listed individuals during the past five years:

HENRIK H.E. KLAUSGAARD. Since 1995, Mr. Klausgaard has served as an executive of a corporate services enterprise providing consulting and support in corporate structuring and trustee services to private individuals and foundations. Since 2003 he has also served on the board of directors of a UK based corporate service provider. From 1989 to 1995, Mr. Klausgaard was an independent financial consultant, primarily in Germany. Mr. Klausgaard is not currently serving as a director of any other reporting company.

ILONA V. KLAUSGAARD. Since 1995, Mrs. Klausgaard has served as the managing director of a corporate service provider based in Europe specializing in set up and management of international corporate entities. During this time, she has also served as a director for various corporations. From 1985 to 1995, Mrs. Klausgaard was self employed and provided client acquisition services to independent financial services consultants in Europe. Mrs. Klausgaard is not currently serving as a director of any other reporting company.

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

Set forth below is certain biographical information regarding the Company's executive officers and directors:

As discussed above, upon the closing of the Nayna Acquisition Agreement, whereby Nayna became a wholly owned subsidiary of the Company, a change in control of the Company occurred. In compliance Section 14(f) of the Securities Exchange Act of 1934, and Rule 14f-1 promulgated thereunder, on January 7, 2005, the Company filed a Schedule 14F-1 disclosing that upon closing of the agreement, the current Company officers and directors would resign their positions and new officers and directors would be appointed. Set forth below is the name age and proposed position(s) each individual was appointed to with the Company and certain biographical information regarding the individuals who became officers and directors of the Company upon the closing of the Nayna Acquisition Agreement.

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

DR. RAJ JAIN is an industry renowned professional in communications industry for his work in IP traffic Management, ATM, Optical Networking and quality of service. Most recently, he has been a Professor of Computer Science at Ohio State University. Prior to that for sixteen years, he was a Senior Consulting Engineer at Digital Equipment Corporation and led the design and analysis of many computer systems and networking technologies including Ethernet, DECnet, OSI, FDDI, and ATM networks. He was also an active member of the All-Optical Networking (AON) consortium consisting of Digital, M.I.T./Lincoln Lab, and AT&T that started the research on Dense Wavelength Division Multiplexing networks. He is an active participant in several other industry forums including Internet Engineering Task Force (IETF), Optical Interoperability Forum (OIF), Institute of Electrical and Electronic Engineering (IEEE), American National Institute
(ANSI), ITU and Telecommunications Institute of America (TIA). He is a Fellow of IEEE, a Fellow of ACM and a member of Optical Society of America, Society of Photo- Optical Instrumentation Engineers (SPIE), and Fiber Optic Association. Dr. Jain has also taught at MIT and has 13 patents, over 120 publications and a number of awards for his contribution to the industry. Previously, he was a consultant to Nortel, Nexabit/Lucent and a number of other networking companies. Dr. Jain received his Ph.D. in Computer Science from Harvard University.

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

DOMINIQUE RODRIGUEZ brings over 20 years of experience in senior engineering, technology, product marketing and business development in the networking and telecommunications industry. Most recently, he was CTO & Co- founder of Xpeed Networks. - a company focused on the broadband access market. Prior to Xpeed, he was the Director of Technology Licensing at Cylink Corp focused on their wireless products. Previously, he was a Group Manager, Sparc Technology Group at Sun Microsystems. Prior to that, he was Co-founder, President and CEO of AIT. He also worked at Thomson-CETIA. He holds a BS and MS in computer Science and a MBA from the University of Paris. He also attended the Doctoral Program at University of Paris.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file initial reports of beneficial ownership and changes in beneficial ownership of those securities with the SEC. Directors, executive officers and beneficial owners of more than 10% of the Company's common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company or written representations that no reports were required, the Company believes that for the transition period from September 1, 2004 to December 31, 2004, all beneficial owners complied with Section 16(a) filing requirements applicable to them, except that Henrik and Ilona Klausgaard and Tristan Voth-Stonger inadvertently failed to file Form 3s at the time they became directors of the Company. In addition, each of such necessary filings, as required to be made, will be filed with the SEC after the closing of the transactions under the Nayna Acquisition Agreement.

CODE OF ETHICS

The Company had not adopted a Code of Ethics as of December 31, 2004.

--------------------------------------------------------------------------------

Item 10. Executive compensation

--------------------------------------------------------------------------------

The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Company's last three completed fiscal years to the its or its principal subsidiaries, chief executive officers during such period (as determined at December 31, 2004 the end of the Company's last completed fiscal year).

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

STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS

The Company does not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2004, or the period ending on the date of this Report.

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

--------------------------------------------------------------------------------

Item 11. Security ownership of certain beneficial owners and management

--------------------------------------------------------------------------------

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

      Title of                                         Amount and Nature of
       Class            Name of Beneficial Owner         Beneficial Owner             Percent of Class
--------------------- ----------------------------- ---------------------------- ----------------------------
    Common Stock      Naveen S. Bisht (1)                          -0-                         *
    Common Stock      Gautam Chanda (1)                            -0-                         *
    Common Stock      Ex-Pit, Inc.                             338,984                       5.5%
    Common Stock      Hari Hirani (1)                              -0-                         *
    Common Stock      Dr. Raj Jain (1)                             -0-                         *
    Common Stock      Henrik Klausgaard                            -0-                         *
    Common Stock      Ilona Klausgaard (2)                      11,017                         *
    Common Stock      Michael Meyer (1)                            -0-                         *
    Common Stock      Christian Nigohossian (3)              1,949,154                      46.7%
    Common Stock      Radical Technologies, Inc.               372,882                       8.9%
    Common Stock      Dominique Rodriguez (1)                      -0-                         *
                      Speed of Thought Trading
    Common Stock      Corporation (3)                          917,967                        22%
    Common Stock      Tsuyoshi Taira (1)                           -0-                         *
    Common Stock      Rahul Vaid (1)                               -0-                         *
    Common Stock      Tristan Voth-Stonger, M.D.                96,611                       2.3%
Directors, executive officers and nominees
as a group (14 persons)                                        107,628                       2.6%
                                                             ---------                      ----
                      TOTAL                                  2,768,648                      66.4%
                                                             =========                      ====

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

Following the closing of the acquisition of Nayna pursuant to the Nayna Acquisition Agreement, there will be approximately 36,670,040 common shares outstanding (including the 32,500,000 shares of Company common stock issued to the stockholders of Nayna in exchange for 100% of the outstanding shares of common stock of Nayna). The following table sets forth certain information regarding the number of shares of Company common stock anticipated to be acquired upon the closing of the agreement based in part on shares of Nayna stock beneficially owned on December 31, 2004 for (i) each stockholder anticipated to be the beneficial owner of 5% or more of the Company's outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group, on a pro forma basis to reflect the transactions contemplated by the agreement. Unless otherwise indicated, each person in the table will have sole voting and investment power with respect to the shares shown after the consummation of the transactions contemplated by the agreement. Except as otherwise noted, options granted under the Nayna 2000 Stock Option Plan, which will be assumed by the Company in connection with the agreement, are immediately exercisable, subject to the Company's right to repurchase unvested shares upon termination of employment or other service at a price equal to the option exercise price.

      Title of                                         Amount and Nature of
       Class            Name of Beneficial Owner         Beneficial Owner             Percent of Class
--------------------- ----------------------------- ---------------------------- ----------------------------
                      Apex Ventures (1)
                      233 South Wacker Drive,
    Common Stock      Suite 9600                             4,119,982                      11.2%
                      Chicago, Il 60606

                      Berg McAfee Companies, LLC
                      (2)
    Common Stock      10600 North DeAnza Blvd.               3,000,000                       8.2%
                      #250
                      Cupertino, CA 95014

    Common Stock      Naveen S. Bisht (3)                    2,264,273                       5.9%

    Common Stock      Gautam Chanda (4)                        448,556                       1.2%

    Common Stock      Hari Hirani (5)                          410,377                       1.1%

                      Ignite Ventures (6)
    Common Stock      225 Shoreline Drive #510               4,360,092                      11.9%
                      Redwood City, CA 94065

    Common Stock      Dr. Raj Jain (7)                       1,128,464                       3.0%

                      MKS Ventures, LLC (8)
    Common Stock      3320 Baker Street                      2,884,597                       7.8%
                      San Francisco, CA 94123

                      Eric McAfee (9)
                      10600 North DeAnza Blvd.,
    Common Stock      #250                                   4,100,000                      10.0%
                      Cupertino, CA 95014

    Common Stock      Michael Meyer (10)                       350,000                         *

    Common Stock      Christian Nigohossian                  1,949,154                       5.3%

                      Pacesetter/MVHC, Inc.(11)
                      2435 North Central
    Common Stock      Expressway, Suite 200                  4,423,397                      12.1%
                      Richardson TX 75082

    Common Stock      Dominique Rodriguez (12)                 348,371                         *

    Common Stock      Tsuyoshi Taira (13)                    1,174,475                       3.2%

    Common Stock      Rahul Vaid (11)                        4,423,397                      12.1%

Directors and executive officers as a group (8
persons)(14)                                                10,547,913                      26.5%
                                                            ----------                      ----
                      TOTAL                                 27,961,738                      69.8%
                                                            ==========                      ====

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

(5) Represents 410,377 shares subject to immediately exercisable options, of which 211,528 shares will be vested within 60 days after December 31, 2004.

(6) Includes:

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

(7) Includes 531,716 shares subject to immediately exercisable options, of which 345,731 shares will be vested within 60 days after December 31, 2004.

(8) Includes 1,857,054 shares held by MKS Ventures, LLC. Nicholas Mitsakos is the sole Managing Member of MKS Ventures, LLC. In this capacity, Mr. Mitsakos exercises sole voting and investment power with respect to all shares of record held by MKS Ventures. Also includes 298,374 shares subject to immediately exercisable options, of which 49,729 shares will be vested within 60 days after December 31, 2004.

(9) Includes:

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

(10) Includes 250,000 shares subject to the company's right to repurchase unvested shares upon termination of employment or other service at a price equal to the purchase price and 100,000 shares subject to immediately exercisable options, none of which will be vested within 60 days after December 31, 2004.

(11) Includes:

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

(12) Includes 332,979 shares subject to immediately exercisable options, of which 155,021 shares will be vested within 60 days after December 31, 2004.

(13) Includes 59,675 shares subject to immediately exercisable options, of which 9,946 shares will be vested within 60 days after December 31, 2004.

(14) See notes 3-5, 7 and 10-13. Includes 3,091,333 shares subject to options that are currently exercisable or will become exercisable within 60 days after December 31, 2004 beneficially owned by executive officers and directors. 1,970,332 of these shares would not be vested within 60 days after December 31, 2004, and thus would be subject to repurchase by Nayna.

--------------------------------------------------------------------------------

Item 12. Certain relationships and related transactions

None.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     PART IV

--------------------------------------------------------------------------------

Item 13.  Exhibits and reports of Form 8-K

--------------------------------------------------------------------------------

(a) Reports on Form 8-K.

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

Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

Item 14. Principal accountant fees and services

--------------------------------------------------------------------------------

Mantyla McReynolds served as the Company's independent registered public accounting firm for the fiscal year ended August 31, 2004 and Naresh Arora, CPA, Inc. served as the Company's independent registered public accounting firm for the transitional period ended December 31, 2004. Principal accounting fees for professional services rendered for us by Mantyla McReynolds for the year ended August 31, 2004 and by Naresh Arora CPA, Inc. for the transitional period ended December 31, 2004, are summarized as follows:

                December 31  August 31
                   2004        2004
                  -------     -------

Audit             $ 6,000     $10,671
Audit related          --          --
Tax                   264
All other              --          --
                  -------     -------
     Total        $10,935     $10,935
                  =======     =======

AUDIT FEES. Audit fees were for professional services rendered in connection with the Company's annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

TAX FEES. Tax fees related to services for tax compliance and consulting.

BOARD OF DIRECTORS PRE-APPROVAL POLICIES AND PROCEDURES. At its regularly scheduled and special meetings, the Board of Directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by the Company's independent accountants. The Board of Directors has the authority to grant pre- approvals of non-audit services.

--------------------------------------------------------------------------------

         Signatures

--------------------------------------------------------------------------------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Nayna Networks, Inc.

Dated: August 15, 2005      By:  /S/ Naveen Bisht
                                 -------------------------------------
                                  Naveen Bisht, CEO

Dated: August 15, 2005      By:  /S/ Naveen Bisht
                                 -------------------------------------
                                  Naveen Bisht, Secretary

--------------------------------------------------------------------------------