Form 10QSB
period 2005-06-30
Nayna Networks, Inc.
filed 2005-08-19
CIK 769591

FORM 10-QSB

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                                    000-13822
                                    ---------
                            (Commission File Number)

                              NAYNA NETWORKS, INC.
                              --------------------
                    (formerly ResCon Technology Corporation)
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                   83-0210455
              ------                                   ----------
 (State or other jurisdiction of                     (IRS Employer
          incorporation)                           Identification No.)

                180 Rose Orchard Way, San Jose, California 95134
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (408) 956-8000
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, par value $.0001; 35,802,504 outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

      All financial information, with the exception of stock, are reported in thousands (000's).

Item 1. Financial Statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
BALANCE SHEET
(in thousands, except share and per share data)
--------------------------------------------------------------------------------
(Unaudited)

                                                                           June 30,
ASSETS                                                                       2005
Current assets:
      Cash and cash equivalents                                            $    130
      Accounts receivable, net of allowance for doubtfuls of $33                137
      Prepaid expenses and other current assets                                  87
                                                                           --------
            Total current assets                                                354

Property and equipment, net                                                     251
Other assets                                                                    324

                                                                           --------
                 Total assets                                              $    929
                                                                           ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
      Accounts payable                                                     $  1,141
      Accrued liabilities                                                       298
      Accrued payroll liabilities                                               481
      Notes payable                                                             646
                                                                           --------
      Current portion of capital lease obligations
            Total current liabilities                                         2,567

Notes payable
Bridge to common stock
Convertible debentures                                                        2,372

                                                                           --------
            Total liablities                                                  4,939
                                                                           --------

Stockholders' (deficit) equity Common stock, $0.001 par value:
         Authorized shares - 1,000,000,000; issued and outstanding
         shares - 35,802,504 at June 30, 2005                                    30
       Additional paid-in capital                                            51,981
      Deficit accumulated during the development stage                      (56,021)

                                                                           --------
            Total stockholders' (deficit) equity                             (4,011)
                                                                           --------

                                                                           --------
                 Total liabilities and stockholders' (deficit) equity      $    929
                                                                           ========

See accompanied notes to these unaudited condensed financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS
(in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                               Quarter Ended June 30,
                                                                          -------------------------------
                                                                              2005               2004
                                                                          ------------       ------------
Operating expenses:
     Research and development                                             $      1,184       $      1,008
     Business development                                                          223                301
     General and administrative                                                    261                135
                                                                          ------------       ------------
             Total operating expenses                                            1,669              1,444
                                                                          ------------       ------------

Loss from operations                                                            (1,669)            (1,444)

Interest income                                                                      0                  3
Interest expense                                                                    (8)                (1)
Gain on sale of assets                                                             370                 --
Merger related costs                                                               (78)                --
Impairment of goodwill and other intangible assets                                  --                 --
                                                                          ------------       ------------

             Net loss                                                     $     (1,385)      $     (1,442)
                                                                          ============       ============

Net loss per share - basic and diluted                                          (0.039)            (0.088)

Shares used in computing net loss per share - basic and diluted             35,804,502         16,329,588
             2004 adjusted for the 1:5.9 reverse split that occurred
             immediately prior to the April 1, 2005 merger

See accompanied notes to these unaudited condensed financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS
(in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                                                                 Cumulative
                                                                                                                Period from
                                                                                                                February 10,
                                                                                                               2000 (date of
                                                                             Six Months Ended June 30,         inception) to
                                                                          -------------------------------          June 30,
                                                                              2005               2004               2005
                                                                          ------------       ------------       ------------
Operating expenses:
     Research and development                                             $      1,909       $      2,319       $     40,859
     Business development                                                          422                607              3,033
     General and administrative                                                    426                300              7,960
                                                                          ------------       ------------       ------------
             Total operating expenses                                            2,758              3,226             51,852
                                                                          ------------       ------------       ------------

Loss from operations                                                            (2,758)            (3,226)           (51,852)

Interest income                                                                     --                  8              2,390
Interest expense                                                                   (16)               (33)              (848)
Gain on sale of assets                                                             370                 --                358
Merger related costs                                                              (235)                --               (235)
Impairment of goodwill and other intangible assets                                  --                 --             (5,834)
                                                                          ------------       ------------       ------------

             Net loss                                                     $     (2,639)      $     (3,251)      $    (56,021)
                                                                          ============       ============       ============

Net loss per share - basic and diluted                                          (0.095)            (0.199)

Shares used in computing net loss per share - basic and diluted             27,749,728         16,329,588
             2004 adjusted for the 1:5.9 reverse split that occurred
             immediately prior to the April 1, 2005 merger

See accompanied notes to these unaudited condensed financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS
(in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                                                                Cumulative
                                                                                                               Period from
                                                                                                               February 10,
                                                                                                              2000 (date of
                                                                                  Six Months Ended June 30,   inception) to
                                                                                 --------------------------      June 30,
                                                                                     2005           2004           2005
                                                                                  ----------     ----------     ----------
Cash flows from operating activities :
Net loss                                                                          $   (2,639)    $   (3,251)    $  (56,021)
Adjustments to reconcile net loss to net cash used in operations:
    Noncash charges related to stock options granted to consultants and
      accelerated vesting of employee stock options                                       --             --             40
    Depreciation and amortization                                                        286            308          4,037
    Amortization of discount on warrants associated with equipment financing              --             17            202
    Impairment of goodwill related to acquisitions                                        --             --          5,834
    Loss (gain) on sale of property and equipment                                       (370)            --            756

    Changes in operating assets and liabilities:
      Restricted cash                                                                     49             --             --
      Accounts receivable                                                                 23             17           (137)
      Prepaid expenses and other current assets                                          (52)           (16)           (87)
      Other assets                                                                        23             (2)             6
      Accounts payable                                                                   486            179          1,141
      Accrued liabilities                                                                 65            (76)           305
      Accrued payroll liabilities                                                        186             37            481
                                                                                  ----------     ----------     ----------
          Net cash used in operating activities                                       (1,943)        (2,787)       (43,442)
                                                                                  ----------     ----------     ----------

Cash flows from investing activities :
    Purchase of property and equipment                                                    (1)            (3)        (1,239)
    Proceeds from sale of property and equipment                                         301             --            746
    Costs associated with acquisition of Xpeed, Inc.                                      --             --         (3,685)
                                                                                  ----------     ----------     ----------
          Net cash used in investing activities                                          301             (3)        (4,178)
                                                                                  ----------     ----------     ----------

Cash flows from financing activities :
    Proceeds from (repayments on) loan facility                                         (377)          (304)           (50)
    Payments on capital lease obligations and loan facility                               (9)           (97)        (5,598)
    Proceeds from issuance of common stock, net of repurchases                            --             --            243
    Proceeds from issuance of Series A redeemable convertible
      preferred stock, net of issuance costs                                              --             --         11,953
    Proceeds from issuance of Series B redeemable convertible
      preferred stock, net of issuance costs                                              --             --         35,897
    Proceeds from issuance of Series D redeemable convertible
      preferred stock, net of issuance costs                                              --          1,952          3,399
    Issuance of convertible debt                                                       1,450             --          2,072
    Restricted cash                                                                       --             --           (165)
                                                                                  ----------     ----------     ----------
          Net cash provided (used) by financing activities                             1,064          1,550         47,750
                                                                                  ----------     ----------     ----------

Net decrease in cash and cash equivalents                                               (578)        (1,240)           130

Cash and cash equivalents at beginning of period                                         709          1,663             --

Cash and cash equivalents at end of period                                        $      130     $      423     $      130
                                                                                  ==========     ==========     ==========

See accompanied notes to these unaudited condensed financial statements

                     Notes to Condensed Financial Statements
                                  June 30, 2005

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-KSB for the transition period from August 31, 2004 to December 31, 2004 filed with the Commission on August 16, 2005 and the Company's Current Report on Form 8-K filed with the Commission on April 8, 2005, as amended on April 18, April 20, April 26 and July 29, 2005.

The information contained herein has been prepared by Nayna Networks, Inc. (the "Company") in accordance with the rules of the Securities and Exchange Commission. The information at June 30, 2005 and for the three and six month periods ended June 30, 2005 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates include revenue recognition, inventory valuation, useful lives and the valuation of long-lived assets.

NOTE 2: CRITICAL ACCOUNTING POLICIES

Development Stage

Since its inception although the Company has commenced its principal operations, it has not achieved a sufficient level of sales and market demand to become an established operating enterprise. Therefore, as per the Statement of Financial Accounting Standards ("SFASB") No. 7, "Accounting and Reporting by Development Stage Enterprises", the Company is being classified as a development stage enterprise. Successful completion of the Company's development program and ultimately the attainment of profitable operations is dependent on future events, including the maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's cost structure.

The Company has experienced net losses since its inception and had an accumulated deficit of $56,021 at June 30, 2005. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its products. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company, if at all. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

Successful outcome of future activities cannot be determined at this time due to the current market conditions and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Inventory valuation

As a continuing development stage enterprise, the Company expenses all inventories to research and development until such time as commercial revenues commence.

Impairment of long-lived assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the present value of future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge has been recorded in any of the periods presented.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation using the intrinsic-value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and are valued using the Black-Scholes model.

No stock-based employee compensation cost related to stock options is reflected in net income (loss), as all options granted under stock-based compensation plans had an exercise price equal to fair value of the underlying common stock on each respective grant date.

NOTE 3: PREPAID EXPENSES

Prepaid expenses consist of the following at June 30, 2005:

                                               June 30, 2005

      Prepaid lease                           $          308
      Other                                               16
                                              --------------

      Balances as at June 30, 2005            $          324
                                              ==============

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

                                               June 30, 2005

      Computer equipment                      $          450
      Computer software                                1,354
      Test equipment                                     173
      Furniture and fixtures                               2
                                              --------------

                                                       1,979
      Less: Accumulated depreciation                  (1,728)
                                              --------------

      Balances as at June 30, 2005            $          251
                                              ==============

NOTE 5: DEBT

In April 2003, subsequent to the acquisition of Xpeed, Inc., the Company agreed to pay off $5,904 towards liabilities of Xpeed, Inc.

Beginning in late 2004 and during this fiscal year the Company has continued to fund operations through debt. As at June 30, 2005, the following amounts are outstanding:

      Bridge loan                             $          424
      Accrued Xpeed liabilities                          225
                                              --------------

      Total Notes Payable                     $          768
      Convertible debentures                           2,372
                                              --------------

NOTE 6: NET LOSS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities, if dilutive. The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect is antidilutive:

                                                    Three months ended                     Six months ended
                                                June 30,           June 30,           June 30,           June 30,
                                                  2005               2004               2005               2004
Numerator - Basic and diluted               $     (1,385)      $     (1,442)      $     (2,639)      $     (3,251)

Denominator - basic and diluted
Weighted average common shares
outstanding                                   35,804,502         16,329,588         27,749,728         16,329,588

Net loss per share - basic and diluted            (0.039)            (0.088)            (0.095)            (0.199)

Antidilutive securities
   Options                                     1,593,426          1,297,031          1,841,551          1,297,031
   Warrants                                       88,600             88,600             88,600             88,600

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report on Form 10-QSB, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled "Risk Factors" identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission.

OVERVIEW

Headquartered in San Jose, CA, Nayna Networks, Inc., ("Nayna" or the "Company") is a hardware and software development company that designs, develops and markets next generation broadband access solutions, also known as Ethernet in the First Mile ("EFM") for the secure communications market.

Nayna was formed as a result of a merger and plan of reorganization (the "Merger") between ResCon Technology Corporation ("Rescon") and Nayna Networks, Inc. ("NNI"), a Delware corporation incorporated February 10, 2000. On April 1, 2005, NNI merged into Rescon in a stock-for-stock transaction. As a result of the Merger, Rescon continued as the surviving corporation, assumed the operations and business plan of NNI, the stockholders of NNI became stockholders of Rescon, and Rescon changed its name to Nayna Networks, Inc. (trading symbol OTC:BB:NAYN.OB). Rescon was incorporated on December 9, 1968, under the name "Platte River Construction Company, Inc." and was organized to engage in and do any lawful act concerning any or all lawful businesses for which corporations may be organized.

The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report.

Financial information for the period February 10, 2000 (date of inception) to June 30, 2005 is the historical information of NNI. Financial information for the three and six month periods ended June 30, 2005 is the historical financial information of Nayna.

RESULTS OF OPERATIONS

All financial information, except for stock, is reported in thousands (000's).

Revenues, Cost of Sales and Gross Profit

For the three and six month periods ended June 30, 2005 and June 30, 2004, the Company did not have revenue, cost of sales or gross profit. As a development stage company all revenues, generated by trial and evaluation sales, have been classified as reduction of expenses.

Operating Expenses

Operating expenses for the three months ended June 30, 2005 and June 30, 2004 totaled $1,669 and $1,444 respectively. These expenses increased by $225 as a result of the following:

      a) Increased operations expenditures of $176 as a result of more trials and evaluations activity.
      b) Decreased sales and marketing expenditures of $74 as a result decreasing the number of sales and marketing employees and focusing on large partners and channels.
      c) Increased general and administration expenditures of $126 as a result of becoming a reporting enterprise.

Operating expenses for the six months ended June 30, 2005 and June 30, 2004 totaled $2,758 and $3,226 respectively. These expenses decreased primarily from a reduction of employees.

As of June 30, 2005, the Company had an accumulated deficit since inception of $56,021 and cash on hand of $130.

Other expenses

Other expenses, for the three months ended June 30, 2005 and June 30, 2004, totaled $86 and $1 respectively. These expenses increased by $85 primarily as a result of merger related costs of $78.

Other expenses, for the six months ended June 30, 2005 and June 30, 2004, totaled $251 and $33 respectively. These expenses increased primarily as a result of the merger related costs of $235.

Other Income

Other income, for the three months ended June 30, 2005 and June 30, 2004, totaled $370 and $3 respectively. These incomes increased by $363 primarily as a result of the gain on the sale of fixed assets of $370.

Other income, for the six months ended June 30, 2005 and June 30, 2004, totaled $370 and $8 respectively. These incomes increased by $363 primarily as a result of the gain on the sale of fixed assets of $370.

Net Loss

As a result of the foregoing factors, for the three months ended June 30, 2005 and June 30, 2004, Nayna incurred a net loss of $1,385 and $1,442 respectively.

For the six months ended June 30, 2005 and June 30, 2004, Nayna incurred a net loss of $2,639 and $3,251 respectively.

During the Company's continuing development phase, Nayna has sustained operating losses and expects such losses to continue through the rest of fiscal 2005.

Liquidity and Capital Resources

      As the Company has limited working capital and limited cash on hand, and as it is not currently realizing revenue from operations, the Company needs to seek additional funding from third parties. This funding may be sought by means of private equity or debt financing. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms, or at all. If the Company is unsuccessful in obtaining additional debt or equity financing during the third quarter of 2005, the Company may be unable to continue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Cash Flows

During the quarter ended June 30, 2005, cash was primarily used to fund Company expenses. Cash on hand decreased approximately $578 during the six months ended June 30, 2005. See below for additional discussion and analysis of cash flow.

                                                      For the Six         For the Six
                                                      Months Ended        Months Ended
                                                     June 30, 2005       June 30, 2004
      Net cash from operating activities            $       (1,943)     $       (2,787)
      Net cash from investing activities            $          301      $           (3)
      Net cash from financing activities            $        1,064      $        1,550

      NET INCREASE/(DECREASE) IN CASH               $         (578)     $       (1,240)

During the six months ended June 30, 2005, net cash used in operations was $1,943, as net loss and gain on sale of fixed assets were only partially offset by depreciation and increase in accounts payable and accrued payroll liabilities. During the six months ended June 30, 2005, the Company realized loan proceeds of $1,450.

Business Combinations

On April 1, 2005, the Company closed the Merger and acquired 100% of the outstanding capital stock of Nayna in exchange for the issuance of 32,249,997 shares of Company common stock to the Nayna stockholders, making them the majority holders of the outstanding shares of the Company. In connection with the Merger all outstanding shares of Preferred Stock of Nayna were converted into common stock of the Company.

Founded in February 2000, Nayna Networks is a hardware and software development company that designs, develops and markets next generation broadband access solutions, also known as Ethernet In The First Mile solutions for the secure communications market. Typical customers include carriers, Cable TV service providers and municipal, defense and enterprise networks. Nayna's multi-gigabit flagship platform, ExpressSTREAM, removes the performance bottlenecks typically found in access networks. The high quality and rich feature set of Nayna's solutions enables the gigabit class ExpressSTREAM platform to address a wide variety of applications from the transport level up to and through the application layer. Nayna, together with the companies which it has acquired, has raised more than $65 million in venture capital investment over the past five years, substantially all of which has been spent on product development. In addition to continued internal development efforts, Nayna plans to augment its product and service offerings through the acquisitions of complementary companies in the secured communications solutions field including infrastructure, software and services companies.

Nayna's solutions are based on proprietary hardware and software implementations that are largely based on standard components. This methodology makes Nayna's solutions more flexible and less costly and enables Nayna to address its customer's needs swiftly without the cost or time required to make custom silicon chips. These high-performance, cost-effective solutions are enhanced by intelligent enforcement of Quality of Service, which we believe positions Nayna to compete effectively in its target markets.

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

On May 17, 2005, Nayna entered into an Agreement and Plan of Reorganization (the "SSDI Acquisition Agreement") with South Seas Data, Inc. ("South Seas"), which provides for the acquisition of SSDI. SSDI is a privately held company located in Englewood, Colorado, that provides sophisticated, enterprise-class network solutions and services.

Under the terms of the SSDI Acquisition Agreement, SSDI will merge with a wholly-owned subsidiary of Nayna and the holders of SSDI's securities will be entitled to receive shares of Nayna common stock. Nayna will issue 600,000 shares to stockholders of SSDI at the closing. 350,000 of these shares will be subject to adjustment based on the trading price of Nayna common stock over a period of time prior to the effective date of their registration with the Securities and Exchange Commission, as described in the SSDI Acquisition Agreement. The transaction is subject to the approval of SSDI's stockholders, applicable regulatory approval and other customary closing conditions and is expected to close in September 2005.

SUBSEQUENT EVENTS

In August 2005, Dr. Raj Jain, our Chief Technology Officer ("CTO"), accepted a professorship at Washington University at St. Louis. Dr. Jain will continue to devote one day per week to his duties as CTO.

Risk Factors

We are a development stage company and have only a limited operating history on which to evaluate our potential for future success.

We have only recently launched many of our products and services and therefore have a limited operating history upon which you can evaluate our business and future prospects. In addition, since we are a development stage company, we have yet to develop sufficient experience in forecasting the actual revenues to be received from the sale of our products and services. If we are unsuccessful in addressing the risks and uncertainties commonly faced by development stage companies, our business, results of operations and financial condition will be materially and adversely affected.

We expect to incur operating losses for the foreseeable future.

We continue to incur operating losses due primarily to product development costs and increasing sales and marketing expenses. In addition, we plan to invest heavily in marketing and promotion, the hiring of additional employees and to enhance our network content and management technologies through both internal development efforts and strategic acquisitions. As a result of these expenditures, we expect to incur net losses for a significant period of time. We believe these expenditures are necessary to build and maintain hardware and software technology and to penetrate our target product markets. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater than they are at the present time and we may never achieve profitability.

We will need to raise additional capital in the immediate future.

We anticipate that our currently available funds are sufficient to meet our needs for working capital, capital expenditures and business expansion for the next three months. Thereafter, we will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of three months. We cannot assure you that we will be able to raise such additional capital on terms that are favorable to us or at all. Such inability could have a material adverse effect on our business, results of operations and financial condition.

Acquisitions may disrupt or otherwise have a negative impact on our business.

We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other network control and management technology companies. We plan to use this as a strategy to grow our business and are in discussions with a number of parties relating to any such acquisition or investment. If we buy a company, then we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.

Our common stock price is likely to be highly volatile and the current market for our common stock is limited.

The market price of our common stock will likely be highly volatile as the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile. You may not be able to resell your shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that our industry stocks in general will sustain their current market prices.

Factors that could cause such volatility may include, among other things:

      o actual or anticipated fluctuations in our quarterly operating results;
      o     announcements of technological innovations;
      o     changes in financial estimates by securities analysts;
      o     conditions or trends in the network control and management industry;
      o changes in the market valuations of other such industry related companies; and
      o the acceptance of market makers and institutional investors of the Company and our stock.

In addition, our stock is currently traded on the NASD O-T-C Bulletin Board and it is uncertain that we will be able to successfully apply for listing on the American Stock Exchange or the NASDAQ National or Small Cap Markets in the foreseeable future due to our inability to satisfy their respective listing criteria. Failure to list our shares on any of the American Stock Exchange or the NASDAQ National or Small Cap Markets will impair the liquidity of our common stock.

Your holdings may be diluted in the future.

We are authorized to issue up to 1,000,000,000 shares of common stock. Our board of directors has the ability to issue additional shares of our common stock, without stockholder approval and in exchange for the consideration that the board of directors may deem adequate, up to such authorized amount. The issuance of additional common stock will reduce the proportionate ownership and voting power of our existing common stockholders. In addition, we currently have outstanding options and warrants to purchase approximately 3,700,000 shares of common stock whose exercise could also have a substantial dilutive effect on the ownership of our common stockholders at such time. In addition, the future designation and issuance of one or more series of preferred stock would create additional securities that would have, among other things, dividend and liquidation preferences senior to our common stock.

Shares eligible for future sale by our current stockholders may adversely affect our stock price.

Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144, or otherwise, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. In addition, we are obligated to register the shares and additional securities for immediate resale under the Securities Act of 1933, as amended, and, upon completion of such registration a substantial number of additional securities will be placed into the public market with the potential adverse consequences described above.

If we lose the services of our President and Chief Executive Officer Naveen Bisht or other key personnel, we may not be able to execute our business strategy effectively.

Our future success depends in large part upon the continued services of our key technical, sales, marketing and senior management personnel. In particular, Naveen Bisht, our President and Chief Executive Officer is very important to our business. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our customers. In addition, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

We may not be able to compete successfully.

We are engaged in new, rapidly evolving and intensely competitive markets, and we expect competition to intensify further in the future. We currently or potentially compete with a number of other companies, such as Alcatel, Alloptic, Inc., Salira Networks, Inc., Tellabs and TeraWave Communications. A number of our competitors, such as Alcatel, are large and well funded. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations and financial condition.

The market in which we compete is subject to rapid technological progress and to compete successfully we must continually introduce new products that achieve broad market acceptance.

The network equipment market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not regularly introduce new products in this dynamic environment, our product lines will become obsolete. Developments in routers and routing software could also significantly reduce demand for our products. Alternative technologies could achieve widespread market acceptance and displace the technology on which we have based our product architecture. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our own products and technology.

Our products must comply with evolving industry standards and complex government regulations or else our products may not be widely accepted, which may prevent us from growing our net revenue or achieving profitability.

The market for network equipment is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. Our products must comply with various United States federal government regulations and standards defined by agencies such as the Federal Communications Commission, as well as standards established by various foreign governmental authorities and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates, we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products.

Our new and enhanced products must address customer requirements in a timely and cost-effective manner. In the past, we have experienced delays in product development and such delays may occur in the future. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. Therefore, to the extent customers defer or cancel orders in the expectation of new product releases, any delay in the development or introduction of new products could cause our operating results to suffer. The inability to achieve and maintain widespread levels of market acceptance for our current and future products may significantly impair our revenue growth.

Our limited ability to protect our proprietary intellectual property rights may adversely affect our ability to compete.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our proprietary intellectual property rights. We cannot assure you that we have adequately protected our proprietary intellectual property or that other parties will not independently develop similar or competing products that do not infringe on our patents. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners to protect our intellectual property. In addition, we control access to and limit the distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary intellectual property rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology. If we are unsuccessful in protecting our proprietary intellectual property rights, our business, results of operations and financial condition may be harmed.

Our limited ability to defend ourselves against intellectual property infringement claims made by others may adversely affect our ability to compete.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Such a license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that we are infringing the proprietary rights of others could result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and operating results.

Our dependence on contract manufacturers for substantially all of our manufacturing requirements could harm our operating results.

We rely on independent contractors to manufacture our products. We do not have long-term contracts with any of these manufacturers. Delays in product shipments from contract manufacturers are not unusual. Similar or other problems may arise in the future, such as inferior quality, insufficient quantity of products or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business, financial condition and operating results.

We do not know whether we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We will continue to monitor the performance of our current contract manufacturers and if they are unable to meet our future requirements, we will need to transition to other manufacturers. We also intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or a reduction in the number of contract manufacturers may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business, financial condition and operating results.

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses and lose sales.

Network equipment products frequently contain undetected software or hardware errors when new products, versions or updates of existing products are first released to the marketplace. We have experienced such errors in connection with prior product releases. We expect that such errors or component failures will be found from time to time in the future in new or existing products, including the components incorporated therein, after the commencement of commercial shipments.

These errors may have a material adverse effect on our business and may result in the following, among other things:

      o     significant warranty and repair costs;
      o diverting the attention of our engineering personnel from new product development efforts;
      o     delaying the recognition of revenue; and
      o     significant customer relations problems.

In addition, if our product is not accepted by customers due to defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

If problems occur in a computer or communications network, even if unrelated to our products, we could incur unexpected expenses and lose sales.

Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a computer or communications network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, financial condition and operating results.

We expect the average selling prices of our products to decrease, which may reduce our gross margin or revenue.

The network equipment industry has experienced a rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing, technological progress and lower selling prices as companies attempt to liquidate excess inventory resulting from the industry slowdown that began in the later part of 2000.

We anticipate that the average selling prices of our products will decrease in the future in response to the following, among other things:

      o     competitive pricing pressures;
      o     excess inventories;
      o     increased sales discounts; and
      o     new product introductions by us or our competitors.

We may experience substantial decreases in future operating results due to the erosion of our average selling prices. We expect competitive pressures to increase as a result of the industry slowdown that began in the later part of 2000, coupled with the slow recovery and still uncertainty of the broader economy.

Some of our customers may not have the resources to pay for our products as a result of the current economic environment.

Some of our customers are experiencing cash flow problems as a result of the current economic environment and are finding it increasingly difficult to obtain financing. As a result, we may be unable to collect the payments owed to us, or such payments may be significantly delayed, if our customers are unsuccessful in generating sufficient revenue or securing alternate financing arrangements. In addition, our customers may not order as many products from us as we had originally forecast or they may cancel their orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue we generate, which may cause our stock price to decline.

Failure to successfully expand our sales and support teams or educate them in regard to technologies and our product families may harm our business, financial condition and operating results.

The sale of our products and services requires a sophisticated sales effort that frequently involves several levels within a prospective customer's organization. We may not be able to increase net revenue unless we expand our sales and support teams in order to address all of the customer requirements necessary to sell our products.

We cannot assure you that we will be able to successfully integrate new employees into our company or to educate current and future employees in regard to rapidly evolving technologies and our product families. A failure to do so may hurt our business, financial condition and operating results.

We must continue to develop and increase the productivity of our sales and distribution channels to increase net revenue and improve our operating results.

Our sales channel includes our own direct sales people, large original equipment manufacturer, system integrators, agents, resellers and distributors. Outside sales channels require us to develop and cultivate strategic relationships and allocate substantial internal resources for the maintenance of such relationships. We may not be able to increase gross revenues unless we expand our sales channel and support teams to handle all of our customer requirements in a professional manner. If we are unable to expand our sales channel and support teams in a timely manner, and/or manage them in all cases, our business, financial condition and operating results may be hurt.

In addition, many of our sales channel partners also carry products they make themselves or that are made by our competitors. We cannot assure you that our sales channel partners will continue to market or sell our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Their failure to do so may hurt our revenue growth and operating results.

Legislative actions, higher insurance costs and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives are resulting in increased general and administrative costs to us. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs as we implement these new and proposed rules.

In addition, proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

We may need to expend considerable resources in order to comply with recent SEC rulemaking including the Sarbanes-Oxley Act of 2002.

The costs associated with being a public company have increased dramatically over the last several years following the advent of the Sarbanes-Oxley Act of 2002. We expect to spend significant resources in order to comply with the new legislation and rulemaking aimed at public companies. As a result, we expect our general and administrative expenses will rise as a result of these compliance efforts. In addition, our management team will need to devote a substantial amount of time to these efforts which could distract them from their current responsibilities.

Our headquarters are located in Northern California where natural disasters may occur that could disrupt our operations and harm our business.

Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to our and our manufacturers' property.

In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operations and financial results. We currently do not have redundant, multiple site capacity in the event of a natural disaster or catastrophic event. In the event of such an occurrence, our business would suffer.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (A) Reports on Form 8-K

      On April 8, 2005, the Company filed a Current Report on Form 8-K with the Commission, as amended on April 18, April 20, April 26 and July 29, 2005, disclosing the closing of the Merger with Nayna as set forth in the Nayna Acquisition Agreement, the issuance of 32,249,947 shares of unregistered common stock to the stockholders of Nayna, a change in control of the Company and the departure of the Company's officers and directors and the appointment of new officers and directors in connection with the closing of the Merger. The Current Report also disclosed that on April 1, 2005, the Company dismissed Mantyla McReynolds as its independent certified public accountants and engaged Naresh Arora, CPA, Inc., to act as the Company's new independent certified accountant. Finally, the current report disclosed that on April 6, 2005, the Company filed a Certificate of Amendment with the State of Nevada to change the name of the Company from ResCon Technology Corporation to Nayna Networks, Inc.

      (B) Exhibits. The following exhibits are included as part of this report:

      Exhibit 2.2 First Amendment Agreement and Plan of Reorganization by and among Rescon Technology Corporation, a Nevada corporation, Nayna Acquisition Corporation, a Nevada corporation and a wholly owned subsidiary of Rescon, Nayna Networks, Inc., and Christian Nigohossian (incorporated by reference from Exhibit 2.2 filed with the Company's Form 8-K on April 8, 2005).
      Exhibit 3.1 Certificate of Amendment to the Articles of Incorporation, dated April 6, 2005 (incorporated by reference from Exhibit 3.2 filed with the Company's Form 8-K on April 8, 2005).
      Exhibit 10.1 Agreement and Plan of Reorganization by and among Nayna Networks, Inc., SSDI Acquisition Corporation and South Seas Data, Inc. (incorporated by reference from Exhibit
                        10.1 filed with the Company's Form 8-K on May 24, 2005).
      Exhibit 31.1      Certification of Principal Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002
      Exhibit 31.2      Certification of Principal Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002
      Exhibit 32.1      Certification of Principal Executive Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002
      Exhibit 32.2      Certification of Principal Financial Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Nayna Networks, Inc.


Dated: August 19, 2005                          By: /s/ Naveen S. Bisht
                                                    ----------------------------
                                                    Naveen S. Bisht, CEO


Dated: August 19, 2005                          By: /s/ Michael Meyer
                                                    ----------------------------
                                                    Michael Meyer, CFO