Form 10QSB
period 2005-09-30
Nayna Networks, Inc.
filed 2005-11-21
CIK 769591

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005

         [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

                  For the transition period from __________ to __________


                        Commission File Number 000-13822

                              NAYNA NETWORKS, INC.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                   83-0210455
              ------                                   ----------
 (State or other jurisdiction of                     (IRS Employer
         incorporation)                            Identification No.)

       4699 Old Ironsides Drive, Suite 420, Santa Clara, California 95054
  ---------------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (408) 956-8000
                                                           --------------

                180 Rose Orchard Way, San Jose, California 95134
  ---------------------------------------------------------------------------
(Former name, former address and former fiscal year if hanged from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, par value $0.0001 - 35,852,504 shares outstanding as of October 30, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

All financial information, with the exception of stock, are reported in thousands (000's).

Item 1.  Financial Statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
BALANCE SHEET
(in thousands, except share and per share data)
--------------------------------------------------------------------------------
(Unaudited)

                                                                      September 30,
                                                                          2005
ASSETS
Current assets:
   Cash and cash equivalents                                           $     91
   Accounts receivable, net of allowance for doubtfuls of $33                63
   Prepaid expenses and other current assets                                 79
                                                                       --------
          Total current assets                                              233

Property and equipment, net                                                 150
Other assets                                                                193
                                                                       --------
              Total assets                                             $    576
                                                                       ========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
   Accounts payable                                                    $  1,292
   Accrued liabilities                                                      281
   Accrued payroll liabilities                                              547
   Notes payable                                                          1,328
                                                                       --------
          Total current liabilities                                       3,448
Convertible debentures                                                    2,372
                                                                       --------
          Total liablities                                                5,820
                                                                       --------

Stockholders' (deficit) equity
    Common stock, $0.001 par value:
       Authorized  shares - 1,000,000,000; issued and outstanding
       shares - 35,802,504 at September 30, 2005                             30
    Additional paid-in capital                                           51,981
    Deficit accumulated during the development stage                    (57,255)
                                                                       --------
           Total stockholders' (deficit) equity                          (5,244)
                                                                       --------
              Total liabilities and stockholders' (deficit) equity     $    576
                                                                       ========

See accompanied notes to these unaudited condensed financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS
(in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                      Quarter Ended September 30,
                                                                    ------------------------------
                                                                        2005              2004
                                                                    ------------      ------------
Operating expenses:
Research and development                                            $        780      $        693
Business development                                                         110               304
General and administrative                                                   314                52
                                                                    ------------      ------------
         Total operating expenses                                          1,204             1,049
                                                                    ------------      ------------

Loss from operations                                                      (1,204)           (1,049)

Interest income                                                               --                 5
Interest expense                                                             (24)               (4)
Gain on sale of assets                                                        --                --
Merger related costs                                                          (7)               --
Impairment of goodwill and other intangible assets                            --                --
                                                                    ------------      ------------
         Net loss                                                   $     (1,235)     $     (1,048)
                                                                    ============      ============

Net loss per share - basic and diluted
basic                                                                     (0.034)           (0.040)
diluted

Shares used in computing net loss per share - basic and diluted
       2004 adjusted for the 1:5.9 reverse split that occurred immediately prior to the April 1, 2005 merger

basic                                                                 35,852,504        26,302,504
diluted

See accompanied notes to these unaudited condensed financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS
(in thousands)
--------------------------------------------------------------------------------
(Unaudited)

                                                                                                Cumulative
                                                                                                Period from
                                                                                               February 10,
                                                                                               2000 (date of
                                                            Nine Months Ended September 30,    inception) to
                                                            ------------------------------     September 30,
                                                                2005              2004              2005
                                                            ------------      ------------      ------------
Operating expenses:
Research and development                                    $      2,689      $      3,012      $     41,639
Business development                                                 533               911             3,143
General and administrative                                           740               352             8,274
                                                            ------------      ------------      ------------
        Total operating expenses                                   3,962             4,275            53,056
                                                            ------------      ------------      ------------
Loss from operations                                              (3,962)           (4,275)          (53,056)
Interest income                                                       --                13             2,392
Interest expense                                                     (40)              (37)             (872)
Gain on sale of assets                                               370                --               358
Merger related costs                                                (243)               --              (243)
Impairment of goodwill and other intangible assets                    --                --            (5,834)
                                                            ------------      ------------      ------------
         Net loss                                           $     (3,874)     $     (4,299)     $    (57,255)
                                                            ============      ============      ============
Net loss per share - basic and diluted
basic                                                             (0.119)           (0.186)
diluted

Shares used in computing net loss per share - basic
       and diluted 2004 adjusted for the 1:5.9 reverse
       split that occurred immediately prior to the
       April 1, 2005 merger
basic                                                         32,652,504        23,082,688
diluted


See accompanied notes to these unaudited condensed financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS
(in thousands)
--------------------------------------------------------------------------------
(Unaudited)


                                                                                                         Cumulative
                                                                                                         Period from
                                                                                                         February 10,
                                                                                Nine Months Ended       2000 (date of
                                                                                   September 30,        inception) to
                                                                              ----------------------    September 30,
                                                                                2005          2004          2005
                                                                              --------      --------      --------
Cash flows from operating activities:

Net loss                                                                      $ (3,874)     $ (4,299)     $(57,256)
Adjustments to reconcile net loss to net cash used in operations:
Noncash charges related to stock options granted to consultants and
  accelerated vesting of employee stock options                                     --            --            40
Depreciation and amortization                                                      388           458         4,138
Amortization of discount on warrants associated with equipment financing            --            17           202
Impairment of goodwill related to acquisitions                                      --            --         5,834
Loss (gain) on sale of property and equipment                                       --            --           756

 Changes in operating assets and liabilities:
   Restricted cash                                                                  49            --
   Accounts receivable                                                              97           (41)          (63)
   Prepaid expenses and other current assets                                       (44)          (38)          (79)
   Other assets                                                                   (177)           29           137
   Accounts payable                                                                639           204         1,294
   Accrued liabilities                                                              41           (76)          288
   Accrued payroll liabilities                                                     250            66           547
                                                                              --------      --------      --------
  Net cash used in operating activities                                         (2,631)       (3,680)      (44,162)
                                                                              --------      --------      --------

Cash flows from investing activities:
 Purchase of property and equipment                                                               (4)       (1,239)
 Proceeds from sale of property and equipment                                      260            --           746
 Costs associated with acquisition of Xpeed, Inc.                                   --            --        (3,685)
                                                                              --------      --------      --------
 Net cash used in investing activities                                             260            (4)       (4,178)
                                                                              --------      --------      --------

Cash flows from financing activities:
 Proceeds from (repayments on) loan facility                                       610          (690)          631
 Payments on capital lease obligations and loan facility                        (1,229)         (148)       (5,599)
 Proceeds from issuance of common stock, net of repurchases                         --            13           243
 Proceeds from issuance of Series A redeemable convertible
   preferred stock, net of issuance costs                                           --            --        11,953
 Proceeds from issuance of Series B redeemable convertible
   preferred stock, net of issuance costs                                           --            --        35,897
 Proceeds from issuance of Series D redeemable convertible
   preferred stock, net of issuance costs                                           --         3,651         3,399
 Issuance of convertible debt                                                    2,372            --         2,072
 Restricted cash                                                                    --            --          (165)
                                                                              --------      --------      --------
 Net cash provided (used) by financing activities                                1,753         2,826        48,431
                                                                              --------      --------      --------
Net decrease in cash and cash equivalents                                         (618)         (858)           91
Cash and cash equivalents at beginning of period                                   709         1,663            --
Cash and cash equivalents at end of period                                    $     91      $    805      $     91
                                                                              ========      ========      ========

See accompanied notes to these unaudited condensed financial statements

Notes to Condensed Financial Statements (unaudited)

NOTE 1:  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Nayna Networks, Inc., a development stage enterprise (the "Company" or "Nayna"), is engaged in the development of next-generation broadband access networking solutions. Nayna was incorporated in Delaware on February 10, 2000 and is located in Santa Clara, California.

During 2003, the Company expanded its business development focus as a result of an acquisition of another company, to develop and market passive optical networks ("PON") equipment and digital subscriber line ("DSL") equipment. PON equipment delivers high performance broadband access over fiber cable, linking business and residential subscribers to the local central office. DSL technology provides high-speed data transmission using the local telephone company's existing infrastructure. During 2004, the Company shifted its focus in its development efforts in the Ethernet in the First Mile ("EFM") segment of the broadband access market. The Company has introduced a new platform that builds upon the Company's PON expertise through its support for the latest generation Gigabit Ethernet.

On April 4, 2005, Nayna merged into Rescon Technology Corporation ("Rescon"), a publicly traded company, and became a wholly-owned subsidiary of Rescon. Following the merger, Rescon Technology Corporation changed its name to Nayna Networks, Inc.

The Company is in the development stage and, since inception, has devoted substantially all of its efforts to the development of its products, raising capital, and recruiting personnel. The Company has incurred losses since its inception, and management believes that it will continue to do so for the foreseeable future because of additional costs and expenses related to continued development and expansion of the Company's product offerings. The Company currently plans to generate revenues and reduce operating expenses to levels that will result in at least neutral cash flows from operations. However, until, and if, that stage is reached, the Company will continue to use its current cash on hand and require additional financing to support its operations. Failure to generate sufficient cash flows from operations, raise additional financing or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's common stock is traded on the Nasdaq OTC Bulletin Board under the trading symbol OTC:BB:NAYN.OB.

Development Stage Enterprise

Since its inception, although the Company has commenced its principal operations, it has not achieved a sufficient level of sales and market demand to become an established operating enterprise. Therefore, the Company is currently classified as a development stage enterprise under the Statement of Financial Accounting Standards ("SFASB") No. 7, "Accounting and Reporting by Development Stage Enterprises." Successful completion of the Company's development program and the attainment of profitable operations is dependent on future events, including, among other things, the receipt of adequate financing to continue its operations and fulfill its development activities and the achievement of a level of sales adequate to support the Company's cost structure. There can be no assurance that the Company will successfully accomplish these events.

The Company has experienced net losses since its inception and had an accumulated deficit of $57.3 million as of September 30, 2005. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and market its products. However, the Company's ability to continue its operations as a going concern is in doubt (See Note 10 - Going Concern). Regardless of when or if the Company is able to commercialize its products, the Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company or at all. Any additional equity or convertible debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

The successful accomplishment of future activities and initiatives cannot be determined at this time due to, among other things, current market conditions, the volatility of the Company's business and the industry in which it competes and other factors as are set forth herein under the caption "Risk Factors" and in other filings made, from time to time, with the Commission. There can be no assurance that the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Basis of Presentation

The accompanying condensed financial statements are unaudited, as permitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-KSB for the transition period from September 1, 2004 to December 31, 2004 filed with the Commission on August 16, 2005, the Company's Current Reports on Form 8-K filed with the Commission on April 8, 2005, as amended on April 18, April 20, April 26 and July 29, 2005, the Company's Quarterly Report on Form 10-QSB, for the period ended June 30, 2005, filed with the Commission on August 19, 2005, and other filings that the Company may make, from time to time, with the Commission.

The information contained herein has been prepared by the Company in accordance with the rules of the Commission. The financial information contained herein as of September 30, 2005, for the three and nine month periods ended September 30, 2005 and corresponding periods is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for ay other interim period or for a full year.

All amounts set forth in these Notes to Condensed Financial Statements are in thousands (`000s), except per share data (except where specifically noted otherwise).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Significant estimates include revenue recognition, inventory valuation, useful lives and the valuation of long-lived assets. Actual results could differ from these estimates. Additionally, a change in the facts and circumstances surrounding these estimates could result in a change to the estimates and could impact future results.

Inventory Valuation

As a development stage enterprise, the Company expenses all inventories to research and development until such time as commercial revenues may commence.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the present value of future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge has been recorded in any of the periods presented herein.

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

Research and Development

The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and development Costs," and, accordingly, the Company expenses research and development costs when incurred.

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

Stock-Based Compensation

The Company accounts for its stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and are valued using the Black-Scholes model.

No stock-based employee compensation cost related to stock options is reflected in net income (loss), as all options granted under the Company's stock-based compensation plans had an exercise price equal to fair value of the underlying common stock on the applicable grant date.

Goodwill and Purchased Intangible Assets

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

NOTE 2:  PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30, 2005 and December 31, 2004:

                                                     September 30,    December 31,
                                                         2005             2004
                                                      ----------      ----------
Prepaid lease                                         $      177      $        0
Other                                                         91              35
                                                      ----------      ----------

Balance                                               $      268      $       35
                                                      ==========      ==========

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2005 and December 31, 2004:

                                                    September 30,    December 31,
                                                        2005            2004
                                                     ----------      ----------
Computer equipment                                   $      450      $      417
Computer software                                         1,354           1,354
Test equipment                                              173           1,608
Furniture and fixtures                                        2               2
                                                     ----------      ----------
                                                          1,979           3,381
Less: Accumulated depreciation                           (1,829)         (2,583)
                                                     ----------      ----------
Balance                                              $      150      $      798
                                                     ==========      ==========

NOTE 4:  LEASES

On July 31, 2005, the Company's lease on 180 Rose Orchard Way, San Jose, CA expired. The Company has subsequently signed a six month lease for the premises located at 4699 Old Ironsides Drive, Santa Clara, California, which the Company now occupies as its primary headquarters.

On June 1, 2005, the Company completed the sale of certain equipment to TFG-California, L.P. ("TFG"). Subsequent to such sale, the Company leased the equipment back from TFG through an operating lease having a term of 24 months. Under the terms of the lease agreement, the Company received approximately $700,000. Such amount is being held, on the Company's behalf, by TFG, and will be released upon the Company meeting certain conditions.

NOTE 5:  DEBT

In April 2003, in connection with the Company's acquisition of Xpeed, Inc. ("Xpeed"), the Company agreed to pay off $5,904 towards liabilities of Xpeed. As of September 30, 2005 and December 31, 2004, the following amounts were outstanding under this obligation:

                                                      September 30,   December 31,
                                                          2005           2004
                                                       ----------     ----------
Accrued liabilities for expenses                       $      122     $      106
Notes payable                                                 225            360
                                                       ----------     ----------
Total                                                  $      347     $      466
                                                       ==========     ==========

Beginning in late 2004 and during this fiscal year, the Company has continued to fund its operations through debt. As of September 30, 2005 and December 31, 2004, the following amounts are outstanding:

                                                      September 30,  December 31,
                                                          2005           2004
                                                       ----------     ----------
Notes Payable (includes $23 of
        interest accrued on Bridge Loan)               $    1,103     $        0
Convertible Debentures                                      2,372          1,138
                                                       ----------     ----------
Total Notes Payable                                    $    3,475     $    1,138
                                                       ==========     ==========

NOTE 6:  NET LOSS PER SHARE

Basic Earnings (Loss) per Share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible notes, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potentially dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

                                          Three months ended                  Nine months ended
                                   September 30,      September 30,    September 30,      September 30,
                                       2005               2004             2005               2004
Numerator - Basic                  $     (1,235)     $     (1,048)     $     (3,874)     $     (4,299)

Denominator - basic
Weighted average common shares
outstanding                          35,852,504        26,302,504        32,652,504        23,082,688

Net loss per share - basic               (0.034)           (0.040)           (0.119)           (0.186)

Antidilutive securities
   Options                            4,987,443         1,297,031         4,780,776         1,297,031
   Warrants                             525,445            88,600           218,630            88,600


NOTE 7:  COMMON STOCK (in actual amounts)

As of September 30, 2005, there were 35,852,504 shares of Common Stock issued and outstanding.

NOTE 8:  RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense for the quarter ended September 30, 2005, included the following:

                                                        September 30, 2005
                                                        ------------------
        Employee payroll and related expense                  $  251
        Cost of material                                          74
        Outside services                                          90
        Allocation of administrative overheads                   392
        Recovery of expenses from customers                      (27)
                                                              ------
                                                              $  780
                                                              ======

NOTE 9:  LEGAL MATTERS

The Company is from time to time party to various legal proceedings, arising in the ordinary course of business. Based on evaluation of these matters and discussions with the Company's counsel, the Company believes that liabilities arising from or sums paid in settlement of these existing matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

NOTE 10:    GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. In October and November of 2005, the Company received an aggregate of approximately $180,000 in bridge loans from certain lenders. Such notes are due within 120 days of the respective issuance dates and carry an interest rate of 8% per annum. Notwithstanding the foregoing, the Company does not have sufficient cash on hand to continue its operations in the manner they have historically been conducted. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2.  Management's Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, and the cautionary statements set forth below and those set forth herein under the caption entitled "Risk Factors" identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Investors should not place any undue reliance on any such forward looking statements and are cautioned that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Quarterly Report on Form 10-QSB and other filings we have made, and may make, with the Securities and Exchange Commission.

Any forward-looking statements made by us do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments the Company may make. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statements, and these statements represent the Company's current outlook only as of the date given.

The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report, as well as, the financial statements and notes thereto included in the Company's Transition Report on Form 10-KSB for the transition period from August 31, 2004 to December 31, 2004 filed with the Commission on August 16, 2005, the Company's Current Report on Form 8-K filed with the Commission on April 8, 2005, as amended on April 18, April 20, April 26 and July 29, 2005, the Company's Quarterly Report on Form 10-QSB, for the period ending June 30, 2005, filed with the Commission on August 19, 2005, and other reports and filings that the Company may make from time to time with the Commission.

OVERVIEW

Headquartered in Santa Clara, CA, Nayna Networks, Inc., ("Nayna" or the "Company") is a hardware and software development company that designs, develops and markets next generation broadband access solutions, also known as Ethernet in the First Mile ("EFM") for the secure communications market.

Nayna was formed as a result of a merger and plan of reorganization (the "Merger") between ResCon Technology Corporation ("Rescon") and Nayna Networks, Inc. ("NNI"). On April 1, 2005, NNI merged into Rescon in a stock-for-stock transaction. As a result of the Merger, Rescon continued as the surviving corporation, assumed the operations and business plan of NNI, the stockholders of NNI became stockholders of Rescon, and Rescon changed its name to Nayna Networks, Inc. (trading symbol OTC:BB:NAYN.OB).

RESULTS OF OPERATIONS

Revenues, Cost of Sales and Gross Profit

For the three and nine month periods ended September 30, 2005 and September 30, 2004, the Company did not have any material revenue, cost of sales or gross profit. As a development stage company, any revenues generated by trial and evaluation sales have been classified as a reduction of expenses.

Operating Expenses

Operating expenses include research and development, business development and general and administrative expenses. Total operating expenses for the three months ended September 30, 2005 and September 30, 2004 were $1.2 million and $1.0 million, respectively. Such increase of $155,000 resulted primarily from the following:

      o Increased research and development expenditures of $88,000 as a result of the Company's recent completion of development of the its ExpressSTREAM product line;

      o Decreased business development expenditures of $194,000 as a result of a decrease in the number of sales and marketing employees and a focus on large partners and channels; and

      o Increased general and administration expenditures of $262,000 as a result of expenses related to the Company's increased obligations upon becoming a reporting enterprise.

Operating expenses for the nine months ended September 30, 2005 and September 30, 2004 totaled $4.0 million and $4.3 million, respectively. Such decrease of $313,000 resulted primarily from cost savings associated with a reduction in the number of employees.

Other Expenses

Other expenses include interest expense and merger-related costs. Other expense for the three months ended September 30, 2005 and September 30, 2004, was $31,000 and $4,000, respectively. Such increase of $27,000 was primarily due to ongoing costs related to the Company's recent merger with Rescon.

Other expenses for the nine months ended September 30, 2005 and September 30, 2004, were $283,000 and $37,000, respectively. Such increase was primarily due to costs related to the Company's recent merger with Rescon.

Other Income

Other income includes interest income and gains on the sale of certain of the Company's assets. There was no other income for the three months ended September 30, 2005, and other income for the three months ended September 30, 2004 was $5,000. Such decrease was the result of the Company's no longer having interest bearing deposits.

Other income for the nine months ended September 30, 2005 and September 30, 2004, was $370,000 and $13,000, respectively. Such increase was due primarily to the Company's gain on the sale of certain fixed assets.

Net Loss

As a result of the foregoing factors, for the three months ended September 30, 2005 and September 30, 2004, the Company incurred a net loss of $1.2 million and $1.0 million, respectively.

For the nine months ended September 30, 2005 and September 30, 2004, the Company incurred a net loss of $3.9 million and 4.3 million, respectively.

During the Company's continuing development phase, it has consistently sustained operating losses and expects such losses to continue through the rest of fiscal 2005 and for the foreseeable future.

Liquidity and Capital Resources

As of September 30, 2005, the Company had an accumulated deficit since inception of $57.3 million and cash and cash equivalents of $91,000. The Company has incurred losses since its inception and has current liabilities in excess of current assets. In October and November of 2005, the Company received an aggregate of approximately $180,000 in bridge loans from certain lenders. Such notes are due within 120 days of the respective issuance dates and carry an interest rate of 8% per annum. Notwithstanding the foregoing, the Company does not have sufficient cash on hand to continue its operations in the manner they have historically been conducted. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

In this regard, as the Company has limited working capital and limited cash on hand, and as it is not currently realizing revenue from operations, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. This funding may be sought by means of private equity or debt financing. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms, or at all.

Cash Flows

During the quarter  ended  September 30, 2005,  cash was primarily  used to fund
Company expenses. Cash and cash equivalents decreased by $618,000 during the nine months ended September 30, 2005. The Company's summary cash flow information for the nine month periods ended September 30, 2005 and 2004 is set forth below:

                                                 For the Nine         For the Nine
                                                 Months Ended         Months Ended
                                              September 30, 2005   September 30, 2004
                                              ------------------   ------------------

Net cash used in operating activities              $(2,631)            $(3,680)
Net cash used in investing activities              $   260             $    (4)
Net cash used in financing activities              $ 1,753             $ 2,826

Net Increase/(Decrease) in Cash                    $  (618)            $  (858)


During the nine months ended September 30, 2005, net cash used in operations was $2.6 million, as net loss and loss on the sale of fixed assets were only partially offset by depreciation and increases in accounts payable and accrued payroll liabilities. During the nine months ended September 30, 2005, the Company realized loan proceeds of $1.8 million.

Significant Events

Dr. Raj Jain

In August 2005, Dr. Raj Jain, the Company's Chief Technical Officer (CTO), accepted a professorship at Washington University in St. Louis, Missouri. Dr. Jain will be devoting one day a week to his duties as CTO.

Merger with ResCon

On April 1, 2005, NNI merged into Rescon in a stock-for-stock transaction. As a result of the Merger, Rescon continued as the surviving corporation, assumed the operations and business plan of NNI, the stockholders of NNI became stockholders of Rescon, and Rescon changed its name to Nayna Networks, Inc.

South Seas Data, Inc.

On May 17, 2005, the Company entered into an Agreement and Plan of Reorganization (the "SSDI Acquisition Agreement") with South Seas Data, Inc. ("South Seas"), which provided for the acquisition of SSDI. SSDI is a privately held company located in Englewood, Colorado, that provides sophisticated, enterprise-class network solutions and services. This SSDI Acquisition Agreement was terminated by mutual agreement on October 24, 2005.

Risk Factors

We are a development stage company and have only a limited operating history on which to evaluate our potential for future success.

We have only recently launched many of our products and services and therefore have a limited operating history upon which you can evaluate our business and future prospects. In addition, since we are a development stage company, we have yet to develop sufficient experience in forecasting the revenues we expect to receive from the sale of our products and services. If we are unsuccessful in addressing the risks and uncertainties commonly faced by development stage companies, our business, results of operations and financial condition will be materially and adversely affected.

We expect to incur operating losses for the foreseeable future.

We continue to incur operating losses due primarily to product development costs and increasing sales and marketing expenses. In addition, we plan to undertake significant investments in marketing and promotion, the hiring of additional employees and to enhance our network content and management technologies through both internal development efforts and strategic acquisitions. As a result of these expenditures, we expect to incur net losses for the foreseeable future. We believe these expenditures are necessary to build and maintain our hardware and software technology and to penetrate our target product markets. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater than they are at the present time and we may never achieve profitability.

We will need to raise additional capital in the immediate future.

We have incurred losses since inception and have current liabilities in excess of our current assets. We do not have sufficient cash on hand to continue operations in the manner they have historically been conducted. We will need to raise additional funds or significantly decrease or curtail our operations. We cannot assure you that we will be able to raise such additional capital on terms that are favorable to us, or at all. Such inability could have a material adverse effect on our business, results of operations and financial condition.

Acquisitions may disrupt or otherwise have a negative impact on our business.

We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Although growth through acquisitions has been a successful strategy used by other network control and management technology companies, we cannot assure you that we will be able to successfully pursue this strategy. We plan to use this as a strategy to grow our business. If we buy a company, then we could have difficulty in integrating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could also distract our key management and employees and increase our operating and other expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any such future acquisitions, the issuance of which could be dilutive to our existing stockholders.

Our common stock price is highly volatile and the current market for our common stock is limited.

The market price of our common stock is highly volatile as the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile. You may not be able to resell your shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that our industry stocks in general will sustain their current market prices.

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

In addition, our stock is currently traded on the NASD OTC Bulletin Board and it is uncertain that we will be able to successfully apply for listing on the American Stock Exchange or the NASDAQ National or Small Cap Markets in the foreseeable future due to our inability to satisfy their respective listing criteria. Failure to list our shares on either the American Stock Exchange or the NASDAQ National or Small Cap Markets will impair the liquidity of our common stock.

Your holdings may be diluted in the future.

We are authorized to issue up to 1,000,000,000 shares of common stock. Our board of directors has the ability to issue additional shares of our common stock, without stockholder approval, in exchange for such consideration that the board of directors may deem adequate, up to such authorized amount. The issuance of additional shares of common stock will reduce the proportionate ownership and voting power of our existing common stockholders. In addition, we currently have outstanding options and warrants to purchase approximately 3,700,000 shares of common stock, the exercise of which could also have a substantial dilutive effect on the ownership of our common stockholders. In addition, the future designation and issuance of one or more series of preferred stock would create additional securities that would have, among other things, dividend and liquidation preferences senior to our common stock.

Shares eligible for future sale by our current stockholders may adversely affect our stock price.

Sales of substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144, or otherwise, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.

If we lose the services of our President and Chief Executive Officer, Naveen Bisht, or other key personnel, we may not be able to execute our business strategy effectively.

Our future success depends in large part upon the continued services of our key technical, sales, marketing and senior management personnel. In particular, Naveen Bisht, our President and Chief Executive Officer is very important to our business. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our customers. In addition, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. Competition for such individuals is intense. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

We may not be able to compete successfully.

We are engaged in new, rapidly evolving and intensely competitive markets, and we expect competition to intensify further in the future. We currently or potentially compete with a number of other companies, such as Alcatel, Alloptic, Inc., Salira Networks, Inc. (Hitachi), Tellabs and TeraWave Communications. A number of our competitors, such as Alcatel, are large, well-funded and have resources significantly greater than ours. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations and financial condition.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our proprietary intellectual property rights. We cannot assure you that we have adequately protected our proprietary intellectual property or that other parties will not independently develop similar or competing products that do not infringe our patents or other intellectual property protections. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners to protect our intellectual property. In addition, we control access to and limit the distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary intellectual property rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology. If we are unsuccessful in protecting our proprietary intellectual property rights, our business, results of operations and financial condition may be harmed.

Our  limited  ability  to  defend  ourselves   against   intellectual   property
infringement claims made by others may adversely affect our ability to compete.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. If we are found to infringe the proprietary rights of others, or if we otherwise settle any such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Such a license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims of infringement could result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and operating results.

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

We do not know whether we will be able to effectively manage our contract manufacturers, that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity, or that such contract manufacturers will properly satisfy their contractual obligations to us. We will continue to monitor the performance of our current contract manufacturers and if they are unable to meet our future requirements, we will need to transition to other manufacturers. We also intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or a reduction in the number of contract manufacturers we utilize may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business, financial condition and operating results.

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

In addition, if our products are not accepted by customers due to defects, and such returns exceed any amounts we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

The network equipment industry has experienced a rapid decline in average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing, technological progress and lower selling prices as companies attempt to liquidate excess inventory resulting from the industry slowdown that began in the later part of 2000.

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

Some of our customers are experiencing cash flow problems as a result of the current economic environment and are finding it increasingly difficult to obtain financing. As a result, we may be unable to collect the payments owed to us, or such payments may be significantly delayed, if our customers are unsuccessful in generating sufficient revenue or securing alternate financing arrangements. In addition, our customers may not order as many products from us as we had originally forecasted or they may cancel their orders with us entirely. The inability of some of our current or potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue we generate, which may cause our stock price to decline.

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

Our sales channel includes our own direct sales people, large original equipment manufacturer, system integrators, agents, resellers and distributors. Outside sales channels require us to develop and cultivate strategic relationships and allocate substantial internal resources for the maintenance of such relationships. We may not be able to increase gross revenues unless we expand our sales channel and support teams to handle all of our customer requirements in a professional manner. If we are unable to expand our sales channel and support teams in a timely manner, and/or manage them in all cases, we may be unable to grow our business and revenues as expected and our financial condition and operating results may suffer.

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

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, which have had, and will continue to have, an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives are resulting in increased general and administrative costs to us. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs as we implement these new and proposed rules.

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

The costs associated with being a public company have increased dramatically in recent years following the advent of the Sarbanes-Oxley Act of 2002. We expect to spend significant resources in order to comply with the new legislation and rulemaking aimed at public companies. As a result, we expect our general and administrative expenses will rise as a result of these compliance efforts. In addition, our management team will need to devote a substantial amount of time to these efforts which could distract them from their current responsibilities.

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

The Certifying Officers have also indicated that there were no significant changes in the Company's internal controls over financial reporting or other factors during the period covered by this report, that has materially affected or is reasonably likely to materially affect, such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2005, the Company issued an aggregate of 50,000 shares of its common stock, $0.001 par value per share (the "Shares"), to Stonegate Securities, Inc. ("Stonegate") in consideration for certain investment banking services rendered by Stonegate to the Company.

No underwriter was employed by the Company in connection with the issuance of the Shares. The Company believes that the issuance of the Shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Stonegate acquired the securities for investment purposes only and not with a view to distribution, and had adequate information about the Company.

Item 6.  Exhibits

Exhibits.

The following exhibits are included as part of this Quarterly Report on Form 10-QSB:

         Exhibit 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Nayna Networks, Inc.

Dated: November 18, 2005                   By: /s/ Naveen S. Bisht
                                              ------------------------------
                                                Naveen S. Bisht, CEO



Dated: November 18, 2005                   By: /s/ Michael Meyer
                                              ------------------------------
                                                Michael Meyer, CFO