Form 10KSB
period 2005-12-31
Nayna Networks, Inc.
filed 2006-04-03
CIK 769591

 United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number: 000-13822

NAYNA NETWORKS, INC.
(formerly ResCon Technology Corporation)
(Name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	83-0210455 (I.R.S. Employer Identification No.)

4699 Old Ironsides Drive, Suite 420, Santa Clara, California 95054
(Address of principal executive offices)

(408) 956-8000
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered under Section 12(g) of the Exchange Act:
$0.0001 par value, common voting shares

Check whether the issuer is required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒.

State issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the issuer's voting and non-voting common stock held on December 31, 2005 by non-affiliates of the issuer was approximately $7,975,424 based on actual sales price for the Company's common stock as reported on the OTCBB. The number of shares outstanding of the issuer's common stock as of March 29, 2006 was 41,119,617 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Nayna Networks, Inc. definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes: ☐ No:  ☒

PART I

Item 1. Description of Business

Item 1A. Risk Factors

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

Item 9. Directors and executive officers, promoters, and control persons; compliance with section 16(a) of the Exchange Act

Item 10. Executive compensation

Item 11. Security ownership of certain beneficial owners and management

Item 12. Certain relationships and related transactions

Item 13. Exhibits

Item 14. Principal accountant fees and services

Signatures

Part I

Forward Looking Statements

This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "hope", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to identify forward-looking statement. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors, technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

Item 1. Description of Business

CORPORATE HISTORY

Nayna Networks, Inc., (the "Company") was incorporated under the laws of the State of Wyoming on December 9, 1968, under the name "Platte River Construction Company, Inc." The purpose for which the corporation was organized was to engage in and to do any lawful act concerning any or all lawful businesses for which corporations may be organized.

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

On December 13, 1999, the Company completed a merger with ResCon Technology Corp., a Nevada corporation, with the Nevada corporation being the surviving corporation. In connection with this merger, the shareholders of the Wyoming corporation received one share of the Nevada corporation for every 7,000 shares of the Wyoming corporation; provided, that no stockholder, computed on a per stock certificate of record basis, owning 10 or more shares was reduced to less than 10 shares as a result of the reverse split and that no stockholder owning less than 10 shares, on a per stock certificate of record basis, was affected by the reverse split. As a result of the merger, the authorized common stock of the Company increased to 1,000,000,000, the par value remained $0.0001 per share.

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

On April 1, 2005, the Company completed the acquisition of Nayna Networks, Inc., a Delaware corporation. In contemplation of the acquisition, the shareholders of the Company completed a reverse split reducing the number of shares issued and outstanding, immediately prior to the acquisition, to 3,552,557 shares of common stock. Also in connection with this acquisition, immediately prior to the acquisition, all of the assets and liabilities, including any rights and obligations relating to intellectual property, of the Company were transferred to a third party, Northeast Development Corporation. In connection with the acquisition, the Company issued 32,249,947 shares of common stock, 88,600 of warrants for common stock and assumed options to purchase 4,948,631 shares of common stock in exchange for 100% of Nayna's issued and outstanding shares of common stock, warrants and options and the assumption of the conversion of the Convertible Debt. As a result of the merger, Rescon continued as the surviving corporation, Nayna became a wholly-owned subsidiary of Rescon and the stockholders of Nayna became stockholders of Rescon. The stockholders of Rescon prior to the merger owned approximately 10% of the issued and outstanding shares of Rescon common stock immediately following the merger, and the stockholders of Nayna prior to the merger owned approximately 90% of the issued and outstanding shares of Rescon common stock immediately following the Merger.

On April 6, the Company amended its Articles of Incorporation to change its name from “ResCon Technology Corporation” to “Nayna Networks, Inc.”. On April 11, 2005 Nayna Networks, Inc. had its symbol changed, on the OTCBB from “RSCT” to “NAYN”.

On May 24, 2005, the Company changed its fiscal year end from August 31 to December 31, to conform to Nayna's fiscal year end and filed a transitional 10-KSB with the Securities and Exchange Commission on August 16, 2005.

In November, of 2005, we entered into a securities purchase agreement which provides for the purchase and sale of convertible notes and warrants. Under the securities purchase agreement, we will receive up to $4,800,000 from the convertible note holders, and they will receive in return a corresponding amount of our 8% callable secured convertible notes and warrants to purchase up to an aggregate of 2,400,000 shares of common stock. In addition, we also issued 100,000 shares of our common stock and the right to receive warrants to purchase up to 540,000 shares of common stock to two brokers, Laidlaw & Company and Stonegate Securities, LLC who helped to find purchasers for our November 2005 private placement. The terms of the notes provide for full payment on or before the third anniversary date of issuance, with interest of 8% per annum, which may be converted at any time at the lesser of (i) $0.68 or (ii) the average of the lowest three inter-day trading prices during the twenty trading days immediately prior to the date the conversion notice is sent, discounted by forty-five percent. The terms of the warrants entitle each convertible note holder to purchase shares of our common stock at a price equal to $1.00 per share before the fifth anniversary date of the issuance. Under the related registration rights agreement, we agreed to register all of the shares underlying such convertible notes and warrants to allow the convertible note holders to sell them in a public offering or other distribution.

On each of November 17, 2005 and December 28, 2005, the investors purchased (i) $1,600,000 of the 8% convertible notes, none of which have been converted, and (ii) warrants to purchase up to 800,000 shares, none of which have been exercised. In addition, we have issued 100,000 shares of common stock and warrants to purchase up to an additional 360,000 shares of common stock to two brokers, Laidlaw & Company and Stonegate Securities, LLC, who helped to identify purchasers for our this private placement. Under the terms of the securities purchase agreement, the investors are obligated to purchase an additional $1,600,000 of our 8% notes and warrants to purchase 800,000 shares of our common stock within five days following the date this registration statement is filed with the Securities and Exchange Commission and an additional $1,600,000 of our 8% notes and warrants to purchase 800,000 shares of our common stock within five days following the date this registration statement is declared effective by the Securities and Exchange Commission and in each case upon satisfaction of additional conditions by the Company.

During 2005, we borrowed $1,209,981 from accredited investors. In connection with these loans, we issued warrants to purchase 750,990 shares of our common stock and agreed to register these with the Securities and Exchange Commission. The notes accrue interest at 8% per annum and also have warrants that expire three years from the date of the note. The warrant prices are fixed and were determined by using the average volume weighted share price for the ten (10) trading days prior to the receipt of the funding and range from $0.71 per share to $2.08 per share. The notes had original maturity dates 120 days from date of issuance but all have been modified to have maturity dates of June 30, 2006.

In addition to the $1.2 million, we had previously borrowed from accredited investors $2,338,785, The subscription agreements had effective dates that ranged from November 15, 2004 to March 17, 2005. The conversion rate was fixed at $1.00 per share and were originally to be converted into common stock of Nayna Networks, Inc., prior to the reverse merger with ResCon Technology Corporation. The agreements were modified to convert the subscriptions to Bridge Notes and were to be converted immediately after the merger with Rescon Technology Corporation was completed but with no fixed conversion date. The Bridge Notes were subsequently modified to be Convertible Notes with no fixed conversion date. The Convertible Notes had piggyback registration rights. There was no redemption provision. There was no interest payable. In connection with the filing of this registration statement, we have converted this debt into 2,338,785 shares of our common stock.

Subsequent to Nayna’s fiscal year end of December 31, 2005, on January 20, 2006, Nayna acquired substantially all of the assets and certain liabilities of Abundance Networks, LLC, including 100% of the stock of Abundance Networks India Private Limited. The acquisition is discussed in greater detail elsewhere is this report.

Overview

We are a hardware and software development company that designs, develops and markets next generation broadband access solutions, Typical customers include carriers, cable television service providers, integrators and municipal, defense and enterprise networks. Current customers and channel partners include InformaCorp, Crystal-Clear.TV, EthoStream, HITs (Canada), University of Evry (France) and Revenga Ingerieros, S.A. (Spain).

Our multi-gigabit flagship platform, ExpressSTREAM, removes the performance bottlenecks typically found in access networks. The high quality and rich feature set of our solutions enables our ExpressSTREAM platform to address a wide variety of applications from the transport level up to and through the application layer. Nayna, together with the companies which it has acquired, has raised more than $65 million in venture capital investment over the past six years, substantially all of which has been spent on product development. In addition to continued internal development efforts, we plan to augment our product and service offerings through the acquisitions of complementary companies in the secured communications solutions field including infrastructure, software and services companies.

Our solutions are based on proprietary hardware and software implementations that are largely based on standard components. This methodology makes our solutions more flexible and less costly and enables us to address our customers' needs swiftly without the cost or time required to make custom silicon chips. These high-performance, cost-effective solutions are enhanced by intelligent enforcement of quality of service, which we believe positions us to compete effectively in our target markets.

Features for quality and service level differentiation are critical for enabling service providers to generate revenues by pricing and billing separately for multiple voice, data and video applications. Service providers can create and operate sophisticated subscriber contracts to optimize operating margins, by separating traffic types, controlling ports and prioritizing traffic bandwidth. For example, using our ExpressSTREAM hardware, a service provider can quickly and easily assign a pay-per-view video high priority dedicated bandwidth while standard web surfing traffic remains a low priority using only idle bandwidth. Thus, ensuring that the higher margin video traffic will be of high quality and not be affected by the web traffic flowing in the background.

Industry Background

The demand for delivery of information at increasing speed with increasing reliability continues to grow rapidly. Next generation secured communications providing data, video and voice over internet protocol, are beginning to displace the traditional public switched telephone networks, Web pages are displacing newspaper pages, and high definition television, or HDTV, video on demand is replacing older broadcast standard television. The traditional publicly switched telephone network is much more costly than a voice over internet protocol based network and standard television over an analog carrier signal has an inferior image quality compared to a HDTV internet protocol digital signal.

The demand for consumer entertainment in the form of streaming internet radio stations and internet protocol video is driving the rapid change in technology. These applications often require large amounts of bandwidth and higher quality priority protocols as consumers will not tolerate music dropouts and video freeze frames.

Present Market Growth

Both bandwidth consumption (measured in gigabits per second) and the number of broadband content providers serving sites are growing at the grass roots level. As described above, we are seeing significant new trends unfolding in the use and delivery of communication application services, in particular of triple play (voice, data, video) content. These trends include a shift, away from scheduled content programming using analog, or radio frequency, transmission, toward flexible on demand, any time, anywhere content using digital transmission methods over Ethernet.

As the demand for bandwidth continues to increase, older technologies are struggling to keep pace. Traditional access solutions cannot provide the amount of bandwidth necessary to support streaming content and they lack the high level of quality of service tracking demanded by service providers.

The Nayna Solution

Based on new and unique proprietary technology our multi-gigabit ExpressSTREAM family of products and services provides:

1. High bandwidth to transport streaming entertainment and information content that consumers are demanding;

2. A quality of service mechanism that allows service provider to increase revenue by means of pricing & billing by content type, optimizing margins and enforcing subscriber contracts;

3. Reduced equipment costs through implementation of end-to-end Ethernet, thereby eliminating the need for conversion equipment, and

4. Topology flexibility that enables service providers to use one platform to reach all potential customers over existing fiber and copper or new fiber while at the same time reducing operational costs.

Our solutions provide a wide range of benefits in a variety of customer applications. We believe our initial focus on providing broadband access offers near-term revenue opportunity. From our strong technology base, we expect to continue to expand our range of addressable applications through strategic acquisitions and incremental in-house development. For example, our recent Time Division Multiplexing (TDM) over internet protocol development efforts open up the Private Circuit (T1/E1) and Private Branch Exchange (PBX) transport applications. Our high performance carrier class products and quality of service enforcement provides a reliable platform for TDM applications and related service contracts.

The Nayna solution also includes planning, installation and maintenance services up to the application layer. The result of this mix of hardware, software and services is a highly compatible and smoothly running infrastructure for the service provider.

Our Principal Products: ExpressSTREAM Platform

The ExpressSTREAM family of optical, wire and wireless broadband access products and services are certified for a wide variety of applications such as high speed Internet access including handling of advanced applications such as streaming TV over the Internet,. The ExpressSTREAM family includes a variety of technologies including, Digital Subscriber Loop (DSL), WiFI, SONET/SDH and Passive Optical Networking, or PON. Previous generations of products offered in the industry were limited to average bandwidths of just a few hundred kilobits per second and a total of just 2.5gigabits per second per system. Our ExpressSTREAM solutions range up to 32 gigabits per second of non-blocking system capacity and offer 10/100/1000 megabits per second per subscriber site. We believe the ExpressSTREAM Passive Optical Networking family of products was one of the first set of products in the market to meet rigorous Institute of Electrical and Electronics Engineers, or IEEE, standards for Ethernet PON.

Research and Development

We focus our development activities on addressing the evolving needs of our customers within broadband access market. We work closely with our partners and customers to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards.

Our development process also includes manufacturability, predicted reliability, expected lifetime, manufacturing costs, design reviews and testing. We continuously undertake development efforts with emphasis on increasing reliability, integrity and performance as well as value-added features and functions. We believe our development team and process are keys to our ability to maintain technical competitiveness and deliver innovative products that address the needs of the market. However, there can be no assurance that our product development efforts will result in commercially successful products, or that our products will not be rendered obsolete by changing technology or new product announcement by other companies.

Product Status

As of December 2005, Nayna’s (a) WiFi and DSL products are shipping as released standard products, (b) SONET/SDH, based on International Telecommunication Union, or ITU, industry standards, products are shipping as released standard products and (c) the Passive Optical Networking, Institute of Electrical and Electronics Engineers standards based products are in field trials and evaluation laboratories with potential customers.

Successful Complementary Customer Solutions Increase Our Addressable Market

Our flexible platform offers services on fiber, copper and wireless infrastructure. Our solutions leverage a mix of topologies and technologies such as ring, PON, and DSL and others to meet customer requirements. Our very high speed digital subscriber loop concentrators and modems expand our addressable market into locations that have copper infrastructure rated below CAT5 standards.

Our success with systems integrators such as Air2Data and HITS Entertainment Inc demonstrates our ability to provide products and services over different media:

Air2Data selected our ExpressSTREAM platform to serve as the backbone of its project to provide wireless broadband access to all 376 rooms of the Red Lion Inn in Sacramento, California (covering more people than some luxury communities). Air2Data chose our ExpressSTREAM platform due to its ability to offer better distance reach resulting in the elimination of WiFi signal fade and interference which reduced deployment costs and significantly simplified on-going operations for Air2Data.

We partnered with HITS Entertainment Inc. to provide broadband access to a Canadian historic site project over existing copper wiring. The owners of the historic site needed broadband service, but did not want to turn the site into a heavy construction zone. To meet these requirements, our engineers were able to design an ExpressSTREAM broadband solution that re-used existing copper wiring, thus eliminating the labor, expense and time of installing new wiring at a historic site.

Major Customers

As of March 10, 2006 Nayna Networks was not dependent on one or a few major customers. Dependence on one or a few major customers is possible in the future should Nayna Networks secure large deployment contracts from major service providers or strategic channel partners.

Strategic Acquisitions and Partnerships

Strategic acquisitions and corporate partnerships are an important component of our growth strategy. We believe that we can develop a comprehensive integrated offering of related products and services through acquisitions and partnerships with companies in the networking field, and that, if successful, these acquisitions and partnerships can accelerate revenue growth and reduce operating costs through economies of scale. We intend to actively pursue acquisition and partnership opportunities with companies that we believe will provide us with short and long term potential for revenue growth. Potential partnerships include teaming up with large established companies that have a gap in their product offerings and where Nayna can offer its product solutions to fill that gap. Potential acquisitions include companies exemplified by Abundance Networks, acquired by Nayna in January 2006. With the Abundance Networks acquisition Nayna gained a proven sales foothold in India’s rapidly growing broadband market.

Sales and Marketing

We sell our products and services globally to meet a wide range of needs. Typical customers include: traditional large scale telephony service providers, smaller independents and rural service providers, Cable TV service providers, construction companies that develop cyber villages/resorts, and corporations etc. Our sales channel includes: direct sales to key strategic accounts, system integrators, distributors, and large original equipment manufacturers, or OEM, accounts.

Our sales and marketing strategy involves a combination of direct and indirect sales channels. Direct sales engagements with the customers are handled by our in-house staff. Indirect sales channels include independent sales representatives, distributors, system integrators and original equipment manufacturers. We are in discussions with a number of large original equipment vendors for possible partnerships or commercial agreements to deliver our solutions to customers under either the Nayna brand or private labeling under the original equipment manufacturer’s house brand. We intend to pursue additional opportunities through the strategic addition of solution integration and support. By offering technical service support/maintenance after equipment installation and/or integration assistance on the front end of a project, we believe incremental revenues are available with our area of expertise. We believe that we can generate revenue growth through both our direct and indirect sales channels, using our solutions approach.

Services

Broadband networks can be large, complex and costly. As such, broadband networks tend to have extensive planning deployment and operating life cycles. We offer various services through out the various cycles. For example, Nayna has offered for a fee to make it’s technical staff available to a channel partner for the purpose of providing advanced technical support to the partner’s field support personnel who in turn provide technical support to the end users. Likewise, Nayna has offered to provide technical reviews during the planning cycle of broadband networks.

Our direct sales force maintains close contact with our customers and provides technical support to our channel partners. We have recently expanded efforts with our partners in Asia and Europe. Both our products and services are frequently sold to the same customers. By increasing our product and service offering we are increasingly able to capitalize on our customers' satisfaction with one of our solutions to gain introductions that can lead to sales of our other solutions. We anticipate that we will continue to benefit from these trends in the future.

Our marketing group also provides marketing support services for our executive staff, our direct sales force and our channel partners. Through our marketing activities, we provide technical and strategic sales support to our direct sales personnel and channel partners, including inn-depth product presentations, technical manuals, sales tools, pricing, marketing communications, marketing research and other support functions.

A high standard of continuing service and support is critical to our objectives of developing long-term customer relationship. Our support services utilizes a technical team of field and factory engineers, technical marketing personnel and when required product design engineers. We provide extensive customer support throughout the qualifications and sales process. We intend to continue to provide a high standard of service and we believe it is a key factor to being competitive in the market.

Competition and Competitive Position

We believe the principal competitive factors in our markets are:

o Product speed and throughput performance
o Quality of service features with traffic management functionality
o Price & reliability
o Timeliness of new product introduction
o Support of industry standards
o Size and scope of the sales channel
o Size of the installed customers base

We believe that we compete favorably with respect to most of the foregoing factors. However, we are significantly smaller than major equipment vendors. The markets for broadband communications and services are highly competitive. Our current competitors include a number of domestic and international companies, some of who have substantially greater financial, technical, marketing and sales channel resources. Major equipment vendors (those with sales over $100 million per year) control more than 50% of the market for broadband equipment. To enhance our position, Nayna has focused on high growth global opportunities more so than other US vendors who have tended to focused more on traditional domestic opportunities. We expect that more companies will enter the market. Nayna constantly enhances the technology in its offerings to remain competitive against companies that enter the market. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market, which could significantly harm our business.

For Passive Optical Networking, or PON, systems, we compete primarily with: Salira Networks, Inc., Alloptic Inc., TeraWave Communications, Tellabs and Alcatel.

Using fiber, PON systems deliver broadband services such as internet access from the local service providers point-of-presence or central office to the subscribers home or office. Compared to traditional copper wired solutions the benefits of fiber based broadband are well accepted and include higher speeds over longer distances. The unique technical aspect of PON based systems compared to other fiber systems, is PON’s optical sharing of the fiber to reduce costs. With fiber sharing several locations/subscribers may be attached to the same fiber with the construction costs of installing the fiber amortized over several subscribers instead of just one. PON implements the fiber sharing optically without the need to convert the broadband signal into an electrical signal. From a service provider point of view operating costs are reduced by eliminating the electrical signal converters, while at the same time network simplification enhances reliability.

Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, our current and potential customers may attempt to integrate their operations by producing their own solutions or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition to capture significant market share.

Manufacturing and Supply Sourcing

We outsource to local and international contract manufacturers to procure our product. There are many contract manufacturers to choose from, and many have facilities in various parts of the world. Frequently contract manufacturers offer value added services such as component purchasing and sourcing.  The approach of using contract manufactures enables us to focus on our design strengths, reduce fixed costs and capital expenditures and provide flexibility in ramping up production anywhere in the world to meet market demand. Any rise in volume will provide the opportunity for further cost reductions. We use inspection, testing, and process controls to assure the quality and reliability of our products.

Any interruption or delay in the manufacturing process or delay in the supply of any components or the inability to procure components from alternate sources at acceptable prices and within a reasonable time, would substantially harm our business. Lead times for materials and components vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at any given time. In addition, qualifying additional suppliers can be time-consuming and expensive and may increase the likelihood of errors.

Environmental Laws

The impact of environment laws on Nayna’s sales, engineering and management offices are minimal. Environmental issues associated with the manufacturing process are handled directly by the contract manufacturer responsible.

Intellectual Property

We have obtained 17 patents in the area of networking and optical networking and filed several other patent applications. Our trade secret intellectual property includes valuable software/firmware combinations that ensure billable quality traffic enforcement known in the industry as quality of service. Quality of service software provides extra revenue opportunities for both our products and our synergistic services. Quality of service is of vital importance in the Video on Demand market segment where consumers pay to view a movie or special sporting event. Quality of service is also of critical importance to the leased line market segment where, for example, mission critical corporate PBX traffic is carried to the central office.

Employees

As of December 31, 2005, we had 17 full time employees including 4 in Sales and Marketing, 9 in Product Development, 1 in Operations and 4 in General and Administrative functions. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good.

Website Access to SEC Filings

We maintain an Internet website at www.nayna.com. The content of our website is not part of this report. We make available, free of charge, through our Internet website our annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Executive Officers

Our current executive officers, and their ages as of December 31, 2005, are as follows:

NAME	AGE	POSITION
Naveen S. Bisht	41	Founder, President, Chief Executive Officer, and Director
Gautam Chanda	47	Vice President Business Development & Vertical Markets
Hari Hirani	49	Vice President Engineering
Dr. Raj Jain	53	Co-Founder and Chief Technology Officer
Michael Meyer	55	Chief Financial Officer

Naveen S. Bisht founded Nayna in February 2000 and has served as a member of our Board of Directors and as our Chief Executive Officer since that time. From 1996 to 1999, Mr. Bisht was the Founder, President and CEO of Ukiah Software, Inc., a security management software company that was sold to Novell, Inc. in 1999. He is also Founder/Partner of Luxmi Ventures LLC, a seed stage venture fund focused on the network infrastructure market. Mr. Bisht attended the Ph.D. Program at University of California, Santa Barbara; holds a MS from Texas Tech University; and earned a MS and BSME from the Birla Institute of Technology & Science, Pilani, India. Mr. Bisht is not a nominee or director of any other reporting company.

Gautam Chanda has served as our Vice President, Business Development since May 2004. From August, 1999 to February, 2004, Mr. Chanda was co-founder, President, and CEO of Accordion Networks, a computer networking company. He was also the principal founder and VP of Engineering at Mayan Networks, a computer networking company. Mr. Chanda holds a BSEE from the Birla Institute of Technology and Science in Pilani, India and an MSEE from the Polytechnic Institute of NY at Brooklyn.

Hari Hirani has served as our Vice President, Engineering since May 2003. From August 2000 to January 2003, Mr. Hirani was Vice President, Engineering for NtechRA, Inc. From 1999 to 2000, he was the Director of Engineering for HAL Computers (a division of Fujitsu); from 1997 to 1998, he was the Director of Engineering for ADC Telecommunications; and prior to 1997 he was the Director of Engineering for Telco Systems. Mr. Hirani holds an MSEE (Computer and Information Engineering) from the University of Florida and BSEE from MS University, India.

Dr. Raj Jain founded Nayna in Nayna in February 2000 and has served as our Chief Technical Officer since that time. In August 2005, Dr. Jain accepted a professorship at Washington University in St. Louis, Missouri, and since that time has been devoting one day a week to his duties as Chief Technical Officer. Dr. Jain had previously been a Professor of Computer Science at Ohio State University and a Senior Consulting Engineer at Digital Equipment Corporation. Dr. Jain received his Ph.D. in Computer Science from Harvard University.

Michael Meyer has served as our Chief Financial Officer since January 2005. From April 2000 to March 2004, Mr. Meyer was the Chief Executive Officer of AirLink Communications, a wireless data solutions company. In 1999, he was at LuxN, a fiber optic equipment startup. From 1996 to 1998 he was the VP Finance and Operations for Sierra Wireless, a wireless modem manufacturer. Mr. Meyer attended the MBA program at Simon Fraser University and holds a CMA from the Society of Management Accountants.

Item 1A. Risk Factors

Our business is subject to certain risks and uncertainties, each of which could materially adversely affect our business, financial condition, cash flows and results of operations.

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE ONLY A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

We have launched many of our products and services within the last two years and potential customers, such as service providers, routinely take many months to more than a year to evaluate a product before beginning limited field trials. Therefore, we have a limited operating history upon which you can evaluate our business and future prospects. In addition, since we are a development stage company, we have yet to develop sufficient experience in forecasting the actual revenues to be received from the sale of our products and services. If we are unsuccessful in addressing the risks and uncertainties commonly faced by development stage companies we may be unable to build a sustainable business model that will operate profitably.

WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We continue to incur operating losses due primarily to product development costs and increasing sales and marketing expenses. In addition, we plan to invest heavily in marketing and promotion, the hiring of additional employees and to enhance our network content and management technologies through both internal development efforts and strategic acquisitions. As a result of these expenditures, we expect to incur net losses for a significant period of time. We believe these expenditures are necessary to build and maintain hardware and software technology and to penetrate our target product markets. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater than they are at the present time and we may never achieve profitability. Because we have incurred losses since our inception, have current liabilities in excess of our current assets and do not have sufficient cash on hand to continue our operations for more than approximately seven months, our auditors have expressed substantial doubt about our ability to continue as a going concern.

FAILURE TO RAISE ADDITIONAL CAPITAL WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO OPERATE AS A GOING CONCERN.

We anticipate that our currently available funds, including the proceeds from our most recent financing, are sufficient to meet our needs for working capital, capital expenditures and business expansion for the next seven months. Thereafter, we will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of seven months. We do not currently have any arrangement in place to raise additional funding. We cannot assure you that additional capital will be available on terms acceptable to us, or at all. Failure to raise sufficient additional capital would have a material adverse effect on our ability to operate as a going concern or to achieve our business objectives.

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

We may make additional acquisitions or investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other network control and management technology companies. We plan to use this as a strategy to grow our business and are in discussions with a number of parties relating to any such acquisition or investment. If we buy a company, then we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.

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

Factors that could cause such volatility may include, among other things:

☒ actual or anticipated fluctuations in our quarterly operating results;
☒ announcements of technological innovations;
☒ changes in financial estimates by securities analysts;
☒ conditions or trends in the network control and management industry;
☒ changes in the market valuations of other such industry related companies; and
☒ the acceptance of market makers and institutional investors of the Company and our stock.

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

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

Our securities may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.

Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. We can give no assurance that the price of our securities will reach or maintain such a level.

SALES OF OUR COMMON STOCK BY THE HOLDERS OF THE CONVERTIBLE NOTES AND WARRANTS MAY LOWER THE MARKET PRICE OF OUR COMMON STOCK AND PURCHASERS OF COMMON STOCK MAY EXPERIENCE SUBSTANTIAL DILUTION.

We are authorized to issue up to 1,000,000,000 shares of common stock. As of March 29, 2006, 4,424,691 shares of common stock were reserved for issuance upon exercise of our outstanding warrants and options other than those issued in connection with the notes and debentures, and an additional 38,821,841 shares of common stock were reserved for issuance upon conversion of the notes and debentures and exercise of the warrants issued in connection with the notes and bridge loans. As of March 29, 2006, there were 41,119,617 shares of common stock outstanding. Of these outstanding shares, 4,183,057 shares were freely tradable without restriction under the Securities Act of 1933, as amended, unless held by affiliates

As of March 29, 2006, $3,200,000 principal amount of callable secured convertible notes were issued and outstanding. Within 5 days of the effectiveness of this registration statement, we will issue an additional $1,600,000 in convertible notes to the investors for an aggregate total of $4,800,000 in convertible notes. The notes are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the lesser of the (a) then current variable conversion price and (b) $0.68 per share. If converted on March 29, 2006, the $4,800,000 principal amount of notes would have been convertible into 30,094,044 shares of our common stock (or 33,034,044 shares if the warrants to purchase 2,940,000 shares were also exercised in full), but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

As of March 29, 2006, warrants to purchase 1,600,000 shares of common stock issued to the purchasers of the notes were outstanding. Within 5 days of the effectiveness of this registration statement, we will issue warrants to purchase an additional 800,000 shares to the investors for an aggregate total of warrants to purchase 2,400,000 shares. We have also issued warrants to purchase 360,000 of common stock to brokers involved with the financing. Within 5 days of the effectiveness of this registration statement, we will issue warrants to purchase an additional 180,000 shares to the brokers for an aggregate total of warrants to purchase 540,000 shares. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if we issue stock at less than $1.00 in the future. Warrants to purchase 980,000 shares of common stock expire on November 17, 2010, warrants to purchase 980,000 shares of common stock expire on December 28, 2010 and the remaining warrants to purchase 980,000 shares of common stock will expire five years from the date on which they are issued. The shares of common stock issuable upon exercise of these warrants are being registered pursuant to this registration statement.

Purchasers of common stock will experience substantial dilution of their investment upon conversion by the investors of a material portion of the notes. The notes are not registered and may be sold only if registered under the Securities Act of 1933, as amended, or sold in accordance with an applicable exemption from registration, such as Rule 144. The shares of common stock into which the notes may be converted are being registered pursuant to this registration statement.

THE RATE AT WHICH THE NOTES MAY BE CONVERTED MAY RESULT IN THE NOTE HOLDERS ACQUIRING A SUBSTANTIALLY GREATER NUMBER OF SHARES THAN CURRENTLY ANTICIPATED, RESULTING IN FURTHER DILUTION TO PURCHASERS OF COMMON STOCK.

Because the notes are convertible at a floating rate based on a substantial discount to the then-prevailing market price, the lower the stock price at the time the holder converts, the more common shares the holder will receive. Furthermore, there is no limit on how low the conversion price can be, which means that there is no limit on the number of shares that we may be obligated to issue. This will result in further dilution to the purchasers of our common stock. To the extent the convertible note holders convert and then sell their common stock upon conversion of the notes, the common stock price may decrease due to the additional shares in the market, allowing the convertible note holders to convert their convertible notes into even greater amounts of common stock, the sales of which would further depress the stock price.

ALTHOUGH THE CONVERTIBLE NOTE HOLDERS MAY NOT RECEIVE SHARES OF COMMON STOCK TOTALLING MORE THAN 4.99% OF THE THEN-OUTSTANDING SHARES OF COMMON STOCK AT ONE TIME, THEY MAY EFFECTIVELY RECEIVE A GREATER NUMBER BY SELLING A PORTION OF THEIR HOLDINGS AND SUBSEQUENTLY RECEIVE MORE SHARES, RESULTING IN FURTHER DILUTION TO PURCHASERS OF OUR COMMON STOCK.

The conversion of the notes may result in substantial dilution to the interests of other holders of common stock, since the investors may ultimately convert and sell the full amount issuable on conversion under the notes. Even though the convertible note holders may not receive more than 4.99% of the then-outstanding common stock at one time, this restriction does not prevent them from selling some of their holdings and then receiving additional shares. In this way, the convertible note holders could sell more than these limits while never holding more than the limits. If this occurs, the holdings of purchasers of our common stock would be further diluted.

Each holder of these notes has agreed not to own more than 4.99% of our common stock at any one time; however, the number of shares into which the convertible notes can convert could prove to be significantly greater in the event of a decrease in the trading price of our common stock. The following table presents the number of shares of our common stock that we would be required to issue as of March 29, 2006 and the number of shares we would be required to issue if our common stock declined by 50% or 75%:
	As of March 29,	50% Decline	75% Decline

Conversion price per share:	$0.1595	$0.0975	$0.039875
Total shares issuable upon conversion of notes and exercise of warrants	33,034,044	63,128,088	123,316,176

Percentage of total outstanding Shares	4.99%	4.99%	4.99%

Percentage of total outstanding Shares (not taking into account the 4.99% ownership limitation)	80.49%	153.81%	300.46%

IF THE PRICE OF OUR COMMON STOCK DECLINES AS THE CONVERTIBLE NOTE HOLDERS CONVERT AND SELL THEIR SHARES INTO THE MARKET, THE CONVERTIBLE NOTE HOLDERS OR OTHERS MAY BE ENCOURAGED TO ENGAGE IN SHORT SELLING OUR STOCK, FURTHER DEPRESSING THE PRICE OF OUR COMMON STOCK.

The significant downward pressure on the price of the common stock as the convertible note holders convert and sell material amounts of common stock could encourage short sales by the convertible note holders or others. Short selling is the selling of a security that the seller does not own, or any sale that is completed by the delivery of a security borrowed by the seller. Short sellers assume that they will be able to buy the stock at a lower amount than the price at which they sold it short. Significant short selling of a company’s stock creates an incentive for market participants to reduce the vale of that company’s common stock. If a significant market for short selling our common stock develops, the market price of our common stock could be further and significantly depressed.

A DEFAULT BY US UNDER OUR 8% NOTES WOULD ENABLE THE HOLDERS OF OUR 8% NOTES TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

Our 8% notes are secured by a security agreement under which we pledged substantially all of our assets, including our goods, fixtures, equipment, inventory, contract rights and receivables. A default by us under the 8% notes would enable the holders to take control of substantially all of our assets. The holders of our 8% notes have no operating experience in the industry that could force us to substantially curtail or cease our operations.

OUR FAILURE TO COMPLY WITH THE TERMS OF THE CONVERTIBLE NOTES COULD LEAD TO AN ASSESSMENT OF LIQUIDATED DAMAGES BY THE HOLDERS OF THE CONVERTIBLE NOTES AND WARRANTS.

Under the registration rights agreement, if the registration statement relating to the convertible notes and warrants is not declared effective by the Securities and Exchange Commission on or before March 17, 2006 or the investors cannot make sales under the registration statement for any period of time after the registration statement is declared effective, we are obligated to pay a registration default fee to the 8% note holders equal to the principal of the note outstanding multiplied by .02 multiplied by the sum of the number of additional months required for the registration statement to become effective (or on a pro rata basis). For example, if the registration statement becomes effective one (1) month after March 17, 2006, we would pay $5,000 for each $250,000 of outstanding note principal amount. If thereafter, sales could not be made pursuant to the registration statement for an additional period of one (1) month, we would pay an additional $5,000 for each $250,000 of outstanding note principal amount. Accordingly, failure to have the registration statement declared effective by March 17, 2006 could result in the assessment of liquidated damages in the amount of $64,000 per month.

In addition, we have agreed to have authorized a sufficient number of shares of our common stock to provide for the full conversion of the notes and exercise of the warrants then outstanding and to register and have reserved at all times for issuance at least two times the number of shares that is the actually issuable upon full conversion of the notes and full exercise of the warrants. Accordingly, the Company's failure to comply with this covenant could result in the assessment of additional liquidated damages against the Company.

Moreover, we are required to pay a penalty of $1,000 per day to the investors if we fail to deliver shares of our common stock upon conversion of the notes within five business days upon receipt of the conversion notice. In the event we default under the 8% notes, we have the ability to pay the resulting liquidated damages detailed above in shares of stock based on the conversion price of the notes. If we pay such liquidated damages in shares of stock, this may result in further dilution to our current investors.

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

The network equipment market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not regularly introduce new products in this dynamic environment, our product lines will become obsolete. Developments in routers and routing software could also significantly reduce demand for our products. Alternative technologies could achieve widespread market acceptance and displace the technology on which we have based our product architecture. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our own products and technology. As of December 2005, Nayna’s (a) WiFi and DSL products are shipping as released standard products, (b) SONET/SDH, based on International Telecommunication Union (ITU) industry standards, products are shipping as released standard products and (c) the Passive Optical Networking (PON), Institute of Electrical and Electronics Engineers (IEEE) standards based, products are in field trials and evaluation laboratories with potential customers.

OUR PRODUCTS MUST COMPLY WITH EVOLVING INDUSTRY STANDARDS AND COMPLEX GOVERNMENT REGULATIONS OR ELSE OUR PRODUCTS MAY NOT BE WIDELY ACCEPTED, WHICH MAY PREVENT US FROM GROWING OUR NET REVENUE OR ACHIEVING PROFITABILITY.

The market for network equipment is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. Our products must comply with various United States federal government regulations and standards defined by agencies such as the Federal Communications Commission, as well as standards established by various foreign governmental authorities and recommendations of the International Telecommunication Union (ITU) and the Institute of Electrical and Electronics Engineers (IEEE). If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates, we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

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

OUR LIMITED ABILITY TO PROTECT OUR PROPRIETARY INTELLECTUAL PROPERTY RIGHTS MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our proprietary intellectual property rights. We cannot assure you that we have adequately protected our proprietary intellectual property or that other parties will not independently develop similar or competing products that do not infringe on our patents. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners to protect our intellectual property. In addition, we control access to and limit the distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary intellectual property rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology. If we are unsuccessful in protecting our proprietary intellectual property rights, our ability to compete may be adversely affected, thereby limiting our ability to operate our business profitably.

OUR LIMITED ABILITY TO DEFEND OURSELVES AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS MADE BY OTHERS MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Such a license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that we are infringing the proprietary rights of others could result in substantial costs and a diversion of resources, and may limit our ability to operate our business profitably.

OUR DEPENDENCE ON CONTRACT MANUFACTURERS FOR SUBSTANTIALLY ALL OF OUR MANUFACTURING REQUIREMENTS COULD HARM OUR OPERATING RESULTS.

We rely on independent contractors to manufacture our products, such as Flextronics, which manufactures hardware (such as printed circuit boards - PCB(s) and mechanicals) for us. We do not have long-term contracts with any of these manufacturers. Delays in product shipments from contract manufacturers are not unusual. Similar or other problems may arise in the future, such as inferior quality, insufficient quantity of products or the interruption or discontinuance of operations of a manufacturer, any of which may limit our ability to operate our business profitably.

We do not know whether we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We will continue to monitor the performance of our current contract manufacturers and if they are unable to meet our future requirements, we will need to transition to other manufacturers. We also intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or a reduction in the number of contract manufacturers may cause a delay in our ability to fulfill orders and may limit our ability to operate our business profitably.

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

These errors may have a material adverse effect on our business and may result in the following, among other things:

☒ significant warranty and repair costs;
☒ diverting the attention of our engineering personnel from new product development efforts;
☒ delaying the recognition of revenue; and
☒ significant customer relations problems.

In addition, if our product is not accepted by customers due to defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our ability to operate our business profitably may be inhibited.

IF PROBLEMS OCCUR IN A COMPUTER OR COMMUNICATIONS NETWORK, EVEN IF UNRELATED TO OUR PRODUCTS, WE COULD INCUR UNEXPECTED EXPENSES AND LOSE SALES.

Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a computer or communications network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems would likely limit our ability to operate our business profitably.

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

SHARES OF OUR TOTAL OUTSTANDING SHARES THAT ARE RESTRICTED FROM IMMEDIATE RESALE BUT MAY BE SOLD INTO THE MARKET IN THE FUTURE COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

As of March 29, 2006, we had 41,119,617 shares of our common stock issued and outstanding of which 36,936,560 shares are restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale.

The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock and could impair our ability to raise capital.

Item 2. Description of Property

The principal executive offices of the Company are located at 4699 Old Ironsides Drive, Suite 420, Santa Clara, California, 95054, where it leases approximately 5,000 square feet of dedicated office space.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of matters to a vote of securities holders

None.

PART II

Item 5. Market for common equity and related stockholders matters

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

On April 6, 2005, the Company amended its Articles of Incorporation to change its name from “ResCon Technology Corporation” to “Nayna Networks, Inc.”.

On April 11, 2005, the Company’s common stock was no longer quoted on the OTCBB under the symbol “RSCT”, instead, as a result of the name change from “Rescon Technology Corporation” to “Nayna Networks, Inc.”, the Company’s common stock are traded under the symbol “NAYN”.

On May 24, 2005, the Company changed its fiscal year end from August 31 to December 31, to conform to Nayna's fiscal year end and issued a transitional 10-KSB on August 19, 2005.

As of March 29, 2006, the Company had approximately 2,410 shareholders holding 41,119,617 common shares.

The published bid and ask quotations are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

		BID PRICES		ASK PRICES
2005		HIGH	LOW	HIGH	LOW
Apr. 1	thru Jun. 30, 2005	1.180	.295	2.0650	.4720
Jul. 1	thru Sep. 30, 2005	.295	.118	.4720	.2950
Oct. 1	thru Dec. 31, 2005	.413	.177	.5900	.3540

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

1. Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,512,110	0.439	990,226
Equity compensation plans not approved by security holders
Total	4,512,110	0.439	990,226

Item 6. Management's discussion and analysis or plan of operation

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report. This report contains certain forward-looking statements relating to future events or our future financial performance. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in this report. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to publicly update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file reports with the SEC. For a discussion of the important risks related to our business and future operating performance, see the discussion under the caption “Item 1A. Risk Factors”. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Plan of Operations

For year 2006, the following material expenses have been budgeted:

R&D	$2.1M
Sales and Marketing	$0.7M
G&A	$1.5M
Other Expenses	$0.3M

The expenses outlined above contain our budgeted operating expenses and include the operating expenses to carry on the business related to the January 2006 acquisition of substantially all of the assets of Abundance Networks. Together with Abundance, Nayna expects to generate material revenues for the year ending December 31, 2006, commencing in the third quarter. Prior to the commencement of revenue, Net Losses are expected to be approximately $1M.

The combined operations are expected to achieve breakeven in the fourth quarter. Net Losses for the period from revenue commencement to breakeven, are expected to be approximately $1M. Gross profits and the balance of the November 17, 2005 funding are expected to offset the total operating expenses

Overview and Background

We were formed as a result of a merger and plan of reorganization between Rescon Technology, Inc., a Nevada corporation and publicly traded company, and Nayna Networks, Inc., a Delaware corporation and a private company. On April 1, 2005, Nayna merged into Rescon in a stock-for-stock transaction. In the merger, Rescon issued 32,249,947 shares of its restricted common stock and warrants to purchase 88,600 shares of its restricted common stock to the stockholders of Nayna and assumed options to purchase 4,948,631 shares of common stock in exchange for 100% of Nayna's issued and outstanding shares of common stock, warrants and options.

As a result of the merger, Rescon continued as the surviving corporation, Nayna became a wholly-owned subsidiary of Rescon and the stockholders of Nayna became stockholders of Rescon. The stockholders of Rescon prior to the merger owned approximately 10% of the issued and outstanding shares of Rescon common stock immediately following the merger. The stockholders of Nayna prior to the merger owned approximately 90% of the issued and outstanding shares of Rescon common stock immediately following the Merger.

As a result of the merger, Rescon assumed Nayna's operations and business plan and changed its name to Nayna Networks, Inc.
Financial information from February 10, 2000 (date of inception) through December 31, 2005 is the historical financial information of the Company.
We are a hardware and software development company that designs, develops and markets next generation broadband access solutions. Typical applications include high speed Internet access and advanced multi-media content delivery such as high definition TV on demand over the Internet. Typical customers include carriers, Cable TV service providers, integrators and corporations. Our flagship platform, ExpressSTREAM, removes the performance bottlenecks typically found in access networks linking the service provider’s Point-of-Presence (POP/Central Office) to the subscriber’s home or office. The high quality and rich feature set of our solutions enables the ExpressSTREAM solutions to address a wide variety of applications at up to several gigabits per second, from the physical wiring transport level up to and through the software application layer. For longer reach higher speed links we use technology based on fiber optics. For shorter range and lower speed links we offer a variety of solutions that use a combination of copper wiring (such as Digital Subscriber Loop - DSL) and wireless links (such as WiFi technology). Our solutions are based on proprietary hardware and software implementations that are largely based on standard components and follow industry standards/specifications for compatibility. To date, we have not generated any material revenues and we continue to be a development stage company. As a result, our auditors have expressed substantial doubt as to our ability to continue as a going concern. We currently have sufficient funding to last through June 2006, at which time we will need to raise additional funds to continue operations. As part of the terms of its November 17, 2005 funding, we expect to receive an additional $1.6M upon effective registration of the shares underlying the Secured Callable Notes, which will provide sufficient funding for an additional six months of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The Company has experienced net losses since its inception and had an accumulated deficit of $63.4 million as of December 31, 2005. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and market its products. However, the Company's ability to continue its operations as a going concern is in doubt. Regardless of when or if the Company is able to commercialize its products, the Company may require additional funding and may sell additional shares of its common stock or preferred stock through private placement or public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company or at all. Any additional equity or convertible debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

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

Basis of Presentation

The financial statements of the company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, including those related to bad debts, inventories and income taxes, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

From the date of its inception on February 10, 2000 through December 31, 2005, the Company has operated, and will continue to operate through at least the third quarter of 2006, as a development stage company, devoting all of its efforts and resources to developing and testing new products and preparing for market introductions of its products.

Revenues, Cost of Sales and Gross Profit

For the year ended December 31, 2005 and December 31, 2004, we did not have any material revenue, cost of sales or gross profit. As a development stage company, any revenues generated by trial and evaluation sales have been classified as a reduction of expenses

Research and development expenses

Our research and development expenses for the year ended December 31, 2005 decreased $85,000 to $2.886 million compared to $2.971 million for the year ended December 31, 2004. Research and development expenses decreased as a result of a further reduction of staff, which was partially offset by a slight increase in production of trial and test units and support.

Business development expenses

Business development costs for the year ended December 31, 2005 decreased $258,000 to $753,000 compared to $1.011 million for the year ended December 31, 2004 primarily due to a reduction in staff. The reduction in staff was consistent with the change in our selling strategy from direct sales to working with channel partners.

General and administrative expenses

General and administrative costs for the year ended December 31, 2005 increased $799,000 to $1.868 million compared to $1.069 million for the year ended December 31, 2004 primarily due to the Company's increased obligations upon becoming a reporting enterprise and the costs associated with raising funds.

Interest income and expense

Interest income and expense for the year ended December 31, 2005 increased by $73,000 to $99,000 compared to $26,000 for the year ended December 31, 2004 primarily due to the increase in debt.

Gain (Loss) on sale of assets

The loss on sale of assets for the year ended December 31, 2005 decreased $12,000 to $0 compared to a loss of $12,000 for the year ended December 31, 2004.

Impairment of goodwill and other intangible assets

The impairment of goodwill for the year ended December 31, 2005 increased by $4,354,000 to $4,363,000 compared to $9,000 for the year ended December 31, 2004 primarily due to the write off associated with the reverse merger of Nayna Networks, Inc. into ResCon Technology Corporation.

Net Income

For the year ended December 31, 2005, the Company reported net losses applicable to common stockholders of 9.969 million as compared to net losses of 5.098 million for the same period in 2004.

Off- Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of December 31, 2005, we had a working capital deficit of $1.415 million and $1.782 million in cash and cash equivalents, which represents an increase of $1.073 million from $709,000 at December 31, 2004

From February 2, 2005 to November 2, 2005, we borrowed 1.4 million from accredited investors. The subscription agreements had effective dates that ranged from February 2, 2005 to November 2, 2005.

In November, of 2005, we entered into a securities purchase agreement which provides for the purchase and sale of convertible notes and warrants. Under the securities purchase agreement, we will receive up to $4,800,000 from the convertible note holders, and they will receive in return a corresponding amount of our 8% callable secured convertible notes and warrants to purchase up to an aggregate of 2,400,000 shares of common stock. In addition, we also issued 100,000 shares of our common stock and the right to receive warrants to purchase up to 540,000 shares of common stock to two brokers, Laidlaw & Company and Stonegate Securities, LLC who helped to find purchasers for our November 2005 private placement. The terms of the notes provide for full payment on or before the third anniversary date of issuance, with interest of 8% per annum, which may be converted at any time at the lesser of (i) $0.68 or (ii) the average of the lowest three inter-day trading prices during the twenty trading days immediately prior to the date the conversion notice is sent, discounted by forty-five percent. The terms of the warrants entitle each convertible note holder to purchase shares of our common stock at a price equal to $1.00 per share before the fifth anniversary date of the issuance. Under the related registration rights agreement, we agreed to register all of the shares underlying such convertible notes and warrants to allow the convertible note holders to sell them in a public offering or other distribution.

On November 17, 2005, the investors purchased (i) $1,600,000 of the 8% convertible notes, none of which have been converted, and (ii) warrants to purchase up to 800,000 shares, none of which have been exercised. In addition, we have issued 100,000 shares of common stock and warrants to purchase up to an additional 180,000 shares of common stock to two brokers, Laidlaw & Company and Stonegate Securities, LLC, who helped to identify purchasers for our this private placement. Under the terms of the securities purchase agreement, the investors are obligated to purchase an additional $1,600,000 of our 8% notes and warrants to purchase 800,000 shares of our common stock within five days following the date this registration statement is filed with the Securities and Exchange Commission and an additional $1,600,000 of our 8% notes and warrants to purchase 800,000 shares of our common stock within five days following the date this registration statement is declared effective by the Securities and Exchange Commission and in each case upon satisfaction of additional conditions by the Company. The additional conditions that must be satisfied by the Company prior to the purchase by the investors of the remaining convertible notes and warrants consist of the following: (i) the Company's representations and warranties contained in the securities purchase agreement are true and correct in all material respects on the date of purchase; (ii) there is no litigation, statute, rule, regulation, executive order, decree, ruling or injunction that has been enacted, entered, promulgated or endorsed by or in any court or government authority of competent jurisdiction or any self-regulatory organization having requisite authority which prohibits the transactions contemplated by the securities purchase agreement; (iii) no event has occurred which could reasonably be expected to have a material adverse effect on the Company; (iv) the shares of common stock underlying the convertible notes and warrants have been authorized for quotation on the Over-The-Counter Bulletin Board, or OTCBB, and trading in our common stock on the OTCBB has not been suspended by the Securities and Exchange Commission or the OTCBB; (v) the Company shall provide a legal opinion to the investors; and (vi) the Company shall provide certain certificates of its officers to the investors regarding the Company's capitalization and the truth and correctness of its representations and warranties in the securities purchase agreement. If the registration statement is not declared effective, the investors have no obligation to purchase the remaining 8% convertible notes or the related warrants.

On December 28, 2005, the investors purchased $1,600,000 of the 8% convertible notes, none of which have been converted, and warrants to purchase up to 800,000 shares, none of which have been exercised. In additions, we have issued warrants to purchase up to an additional 180,000 shares of common stock to two brokers, Laidlaw & Company and Stonegate Securities, LLC.

During 2005, we borrowed $1,209,981 from accredited investors. In connection with these loans, we issued warrants to purchase 750,990 shares of our common stock and agreed to register these with the Securities and Exchange Commission. The notes accrue interest at 8% per annum and also have warrants that expire three years from the date of the note. The notes have effective dates that range from April 27, 2005 to November 2, 2005. The warrant prices are fixed and were determined by using the average volume weighted share price for the ten (10) trading days prior to the receipt of the funding and range from $0.71 per share to $2.08 per share The notes had original maturity dates 120 days from date of issuance but all have been modified to have maturity dates of June 30, 2006.

We believe the cash and cash equivalents of $1.8 million on hand at December 31, 2005, plus gross proceeds of $1.6 million to be received upon declaration by the SEC that the Company’s registration is effective, will be sufficient to support the Company’s growth operations through September 2006, without relying on income revenue from sales. We expect that additional funds will need to be raised through the issuance of equity or convertible debt securities during the third quarter of 2006 in order to sustain the Company’s operations through December 31, 2006.

Item 7. Financial Statements

Our financial statements and notes thereto are included elsewhere in this annual report on Form 10-K and incorporated herein by reference. See Item 14.

Item 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our Exchange Act reports was recorded, processed, summarized and reported within this report.

(b) Changes in Internal Controls and Procedures. No change in our internal control over financial reporting occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

Item 8B. Other information

None.

PART III

Item 9. Directors and executive officers, promoters, and control persons; compliance with section 16(a) of the Exchange Act

Information required to be disclosed by this Item with respect to our executive officers is set forth under the caption “Executive Officers of the Company” contained in Part I, Item 1of this annual report on Form 10-KSB.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-KSB by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2006 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-KSB by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2006 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the audit committee of our board of directors, our audit committee financial expert and our Code of Business Conduct and Ethics is incorporated in this Annual Report on Form 10-KSB by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement related to our 2006 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 10. Executive Compensation

Information required to be disclosed by this Item is incorporated in this annual report on Form 10-K by reference from the section entitled “Executive and Director Compensation” contained in our definitive proxy statement for our 2006 annual meeting of stockholders scheduled to be held on May 16, 2006, which we intend to file within 120 days of the end of our fiscal year.

Item 11. Security ownership of certain beneficial owners and management

Information required to be disclosed by this Item is incorporated in this annual report on Form 10-KSB by reference from the sections entitled “Principal Stockholders” and “Stock Ownership of Directors, Nominees for Director, and Executive Officers” contained in our definitive proxy statement for our 2006 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Certain relationships and related transactions

The information required to be disclosed by this Item is incorporated in this annual report on Form 10-KSB by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Compensation of our Directors and Executive Officers” contained in our definitive proxy statement for our 2006 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 13. Exhibits

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

Item 14. Principal accountant fees and services

This information required to be disclosed by this Item is incorporated in this annual report on Form 10-KSB by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2006 annual meeting of stockholders scheduled, which we intend to file within 120 days of the end of our fiscal year.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAYNA NETWORKS, INC.

Date: March 31, 2006	By:	/s/ Naveen S. Bisht
Naveen S. Bisht
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Naveen S. Bisht	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ Michael K. Meyer	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)	March 31, 2006

/s/ Tsuyoshi Taira	Director, Chairman	March 31, 2006

/s/ Richard Berman	Director	March 31, 2006

/s/ William Boller	Director	March 31, 2006

/s/ William E. O'Connor	Director	March 31, 2006

Certified Public Accountant
2350 Mission College Blvd., Suite #1160, Santa Clara, CA 95054
Phone: 408-988-2900 | Fax: 408-988-2907 | naresh@taxguru.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Nayna Networks, Inc.
(a company in the development stage)

We have audited the accompanying balance sheet of Nayna Networks, Inc. and subsidiaries, a development stage enterprise, as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Nayna Networks, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is in the development stage and has incurred losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Santa Clara, California
March 31, 2006

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$1,782	$709
Restricted cash	44	49
Accounts receivable, net of allowance of $0 and $33 as of
December 31, 2005 and 2004, respectively	27	160
Prepaid expenses and other current assets	444	35
Total current assets	2,298	953
Property and equipment, net	131	798
Other assets	194	16
Total assets	$2,623	$1,767
LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current liabilities
Accounts payable	$1,104	$655
Accrued liabilities	553	240
Accrued payroll liabilities	489	295
Notes payable	1,567	718
Total current liabilities	3,713	1,909
Capital lease obligations, less current portion	-	9
Notes payable	3,427	298
Convertible Debenture	-	922
Total liablities	7,139	3,138
Stockholder's (deficit) equity
Series D preferred stock, $0.001 par value:
Authorized shares - 52,500,000; issued and outstanding
shares - 19,531,247 at December 31, 2004	-	20
Common stock, $0.0001 par value:
Authorized shares - 1,000,000,000; issued and outstanding
shares - 38,871,789 at December 31, 2005	4	80
Additional paid-in capital	59,514	51,911
Deferred compensation	(683)	-
Deficit accumulated during the development stage	(63,350)	(53,382)
Total stockholder's (deficit) equity	(4,516)	(1,371)
Total liabilities and stockholder's (deficit) equity	$2,623	$1,767

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

			Cumulative
			Period from
			February 10,
			2000 (date of
			inception) to
	Year Ended December 31,		December 31,
	2005	2004	2005
Operating expenses:
Research and development	$2,886	$2,971	$41,836
Business development	753	1,011	3,364
General and administrative	1,868	1,069	9,401
Total operating expenses	5,507	5,051	54,601
Loss from operations	(5,507)	(5,051)	(54,601)
Interest income	1	14	2,391
Interest expense	(100)	(40)	(932)
Gain (loss) on sale of assets	-	(12)	(11)
Impairment of goodwill and other intangible assets	(4,363)	(9)	(10,196)
Net loss	$(9,969)	$(5,098)	$(63,350)
Weighted shares outstanding
Basic	34,207,325	23,887,642
Diluted	34,207,325	23,887,642
Loss per share available to common shareholder
Basic	(0.29)	(0.21)
Diluted	(0.29)	(0.21)

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' (Deficit) Equity
For the Cumulative Period from February 10, 2000 (date of inception) to December 31, 2005
(in thousands, except share and per share data)

	NAYNA NETWORKS, INC.						Accumulated	Total
	(a Delaware Subsidiary)				Additional		During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Deferred	Development	(Deficit)
	Shares	Amount($)	Shares	Amount($)	Capital	Compensation	Stage	Equity

Issuance of common stock to founders in March 2000 at $0.001 per share for cash	-	$-	15,000,000	$15	$-		$-	$15
Issuance of Series A redeemable convertible preferred stock in March 2000 at $0.80 per share for cash	15,000,000	15	-	-	11,938		-	11,953
Issuance of Series B redeemable convertible preferred stock in December 2000 at $4.50 per share for cash, net of $73 of issuance cost	7,999,997	8	-	-	35,919		-	35,927
Issuance of warrants to purchase Series B redeemable convertible preferred stock in connection with an equipment lease in July 2000	-	180	-	-	-		-	180
Exercise of common stock options for cash	-	-	4,069,000	4	403		-	407
Repurchase of common stock issued to founders in July 2000 at $0.001 per share for cash	-	-	(66,667)	-	-			-
Net loss and comprehensive loss	-	-	-	-	-		(6,267)	(6,267)
Balances, December 31, 2000	22,999,997	203	19,002,333	19	48,260	-	(6,267)	42,215
Issuance cost related to Series B preferred stock	-	(30)	-	-	-		-	(30)
Issuance of warrants to purchase Series B redeemable convertible preferred stock to a lessor in July 2001	-	79	-	-	-		-	79
Compensation expense related to accelerated stock options issued to terminated employees in september 2001	-	-	-	28	-		-	28
Compensation expense related to stock option grants to consultants in July and December 2001	-	-	-	12	-		-	12
Adjustment to valuation of warrant issued to a lessor to purchase Series B redeemable convertible preferred stock	-	(38)	-	-	-		-	(38)
Exercise of common stock options for cash	-	-	93,374	0.09	10		-	10
Repurchase of common stock issued to founders at $0.10 per share for cash	-	-	(1,174,399)	(1)	(116)		-	(117)
Net loss and comprehensive loss	-	-	-	-	-		(20,117)	(20,117)
Balances, December 31, 2001	22,999,997	$214	17,921,308	$58	$48,154	$-	$(26,384)	$22,042
Repurchase of common stock for $0.10 to $0.90 per share	-	-	(997,195)	(1)	(100)		-	(101)
Exercise of common stock options for cash	-	-	100,750	0.10	10		-	10
Cancellation of previously issued common stock subject to restriction	-	-	(1,472,500)	(1)	-		-	(1)
Net loss	-	-	-	-	-	-	(8,612)	(8,612)
Balances, December 31, 2002	22,999,997	214	15,552,363	56	48,064	-	(34,996)	13,338

(Contd.)

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' (Deficit) Equity
For the Cumulative Period from February 10, 2000 (date of inception) to December 31, 2005
(in thousands, except share and per share data)

	NAYNA NETWORKS, INC.						Accumulated	Total
	(a Delaware Subsidiary)				Additional		During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Deferred	Development	(Deficit)
	Shares	Amount($)	Shares	Amount($)	Capital	Compensation	Stage	Equity
Balances, December 31, 2002	22,999,997	214	15,552,363	56	48,064	-	(34,996)	13,338
Issuance of Series C redeemable convertible preferred stock for consideration other than cash in connection with Xpeed acquisition	4,680,647	-	-	-	-		-	-
Issuance of common stock for consideraion other than cash in connection with Xpeed acquisition	-	-	5,348,572	-	-		-	-
Exercise of common stock options for cash	-	-	25,000	0.03	6		-	7
Repurchase of common stock for $0.10 per share	-	-	(413,646)	(4)	-		-	(4)
Net loss	-	-	-	-	-	-	(13,288)	(13,288)
Balances, December 31, 2003	27,680,644	214	20,512,289	52	48,071	-	$(48,284)	$53
Conversion of Series A, B & C into common stock	(27,680,644)	(214)	27,680,644	28	186		-	-
Issuance of Series D redeemable convertible preferred stock for cash	18,220,425	$18			3,381			3,399
Issuance of Series D redeemable convertible preferred stock for consideration other than cash in connection with note payable to Siemens	1,310,822	1			249			250
Exercise of common stock options for cash			301,158	0.30	16			16
Issuance of common stock for consideration other than cash on purchase of intangible assets			300,000	0.30	9			9
Net loss							(5,098)	(5,098)
Balances, December 31, 2004	19,531,247	$19.31	48,794,091	80	51,912	0	$(53,382)	$(1,371)
Reverse split of common immediately prior to reverse takeover of Rescon Technology Corporation			(39,384,425)					-
Issuance of common stock for consideration other than cash in connection with the Depthcom 7 acquisition			9,250,000	0.93	-			1
Conversion of Series D into common stock	(19,531,247)	(20)	13,340,281	1.33	18			(0)
Repurchase of common stock for $0.151 per share			(44,141)	(0)	(7)			(7)
Elimination of Nayna Networks, Inc. common stock upon reverse takeover			(32,205,806)	(82)	82			-
Issued and outstanding common stock of Rescon Technology Corporation immediately prior to reverse takeover			3,552,557	0.36				0
Issuance of common stock to Nayna Networks, Inc. on reverse takeover			32,249,947	3.22	3,708			3,712
Issuance of common stock for services in connection with various legal matters			126,000	0.01	101			101
Issuance of common stock for services in connection with the raising of funds			504,500	0.05	456			456
Issuance of common stock for services in connection with the raising of funds			100,000	0.01	94			94
Issuance of common stock for conversion of debt			2,338,785	0.23	2,339			2,339
Deferred compensation related to issuance of stock options to non-employees					811	(811)		-
Amortization of deferred non-cash compensation						127		127
Net loss							(9,968)	(9,968)
Balances, December 31, 2005	-	-	38,871,789	$4	$59,514	$(683)	$(63,350)	$(4,516)

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

			Cumulative
			Period from
			February 10,
			2000 (date of
			inception) to
	Year Ended December 31,		December 31,
	2005	2004	2005
Cash flows from operating activities :
Net loss	$(9,969)	$(5,098)	(63,351)
Adjustments to reconcile net loss to net cash used in operations:
Noncash charges related to stock options granted to consultants and
accelerated vesting of employee stock options	127	-	167
Noncash interest expense related to issuance of convertible debt	5	-	5
Depreciation and amortization	459	615	4,210
Amortization of discount on warrants associated with equipment financing	-	-	202
Impairment of goodwill and other intangible assets related to acquisitions	4,363	9	10,196
(Gain) Loss on sale of property and equipment	-	12	1,126
Changes in operating assets and liabilities:
Restricted cash	5	(1)	(209)
Accounts receivable	133	(39)	(27)
Prepaid expenses and other current assets	(187)	28	(222)
Other assets	(178)	(8)	(194)
Accounts payable	449	(27)	1,104
Accrued liabilities	313	78	553
Accrued payroll liabilities	194	(66)	489
Net cash used in operating activities	(4,287)	(4,496)	(45,952)
Cash flows from investing activities :
Purchase of property and equipment	(1)	(45)	(1,239)
Proceeds from sale of property and equipment	203	8	648
Costs associated with acquisition of Xpeed, Inc.	-	-	(3,685)
Net cash used in investing activities	202	(37)	(4,276)
Cash flows from financing activities :
Proceeds from loan facility	-	-	327
Payments on capital lease obligations and loan facility	(418)	(758)	(6,007)
Proceeds from issuance of common stock, net of repurchases		16	243
Proceeds from issuance of Series A redeemable convertible
preferred stock, net of issuance costs	-	-	11,953
Proceeds from issuance of Series B redeemable convertible
preferred stock, net of issuance costs	-	-	35,897
Proceeds from issuance of Series D redeemable convertible
preferred stock, net of issuance costs		3,399	3,399
Issuance of convertible debt, net of issuance cost	4,319	922	4,941
Proceeds from bridge loan	1,257	-	1,257
Net cash provided (used) by financing activities	5,157	3,579	52,009
Net decrease in cash and cash equivalents	1,073	(954)	1,782
Cash and cash equivalents at beginning of period	709	1,663	-
Cash and cash equivalents at end of period	$1,782	$709	1,782
Non-cash financing activites
Conversion of preferred stock into common		$214
Issuance of preferred stock for conversion of note payable		$250
Shares isued for purchase of intangibles		$9
Shares issued for services or settlement of claims	$651
Shares issued for conversion of debt	$2,339

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
($ in thousands, except shares and per share data)

NOTE A: THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company

Nayna Networks, Inc., a development stage enterprise (the “Company” or “Nayna”), is engaged in the development of next-generation broadband access networking solutions, also known as Ethernet in the First Mile for the secure communications market and its principal product is ExpressSTREAM. The company, together with the companies it has acquired, has raised more than $65 million in venture capital investment over the five years of its existence, substantially all of which has been spent on research and development activities. The current company was formed in April 2005 as a result of a merger and plan of reorganization between Rescon Technology Corporation (“Rescon”), a Nevada corporation and publicly traded company and Nayna Networks, Inc., a Delaware corporation and a private company (“Nayna Delaware”). Following the merger, Rescon Technology Corporation changed its name to Nayna Networks, Inc. (“Nayna”)

The Company has incurred losses since its inception, and management believes that it will continue to do so for the foreseeable future because of additional costs and expenses related to continued development and expansion of the Company’s product offerings. The Company currently plans to generate revenues and reduce operating expenses to levels that will result in at least neutral cash flows from operations. However, until that stage is reached, the Company will continue to use its current cash on hand and require additional financing to support its operations. Failure to generate sufficient cash flows from operations, raise additional financing or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(b) Development Stage

Since its inception although the Company has commenced its principal operations, it has not achieved a sufficient level of sales and market demand to become an established operating enterprise. Therefore, as per the Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”, the Company is being classified as a development stage enterprise. The Company is in the development stage and accordingly, its financial statements are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. Successful completion of the Company’s developmental program and, ultimately, the attainment of profitable operations are dependent upon future events, including future financing, successfully completing product development, and achieving a sufficient level of sales and market demand to become an established operating enterprise. However, there can be no assurance that the Company will be able to achieve profitable operations.

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

(g) Accounting for convertible debt securities

The company has issued convertible debt securities with non-detachable conversion features. The company has recorded the fair value of the beneficial conversion features and is amortizing them as interest expense over the term of the related debt.

(h) Business and credit risk

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

(i) Research and development

The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and development Costs,” and, accordingly, the Company expenses research and development costs when incurred.

(j) Income Taxes

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

(k) Stock-Based Compensation

The Company accounts for its stock-based employee compensation using the intrinsic-value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and are valued using the Black-Scholes model.

No stock-based employee compensation cost related to stock options is reflected in net income (loss), as all options granted under stock-based compensation plans had an exercise price equal to fair value of the underlying common stock on grant date.

(l) Goodwill and Purchased Intangible Assets

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

(m) Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 (R) is effective the first interim or annual reporting period that begins after December 15, 2005. The company expects to adopt SFAS No. 123 (R) on January 1, 2006 and expects to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS no. 123 (R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of the adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) in Note H. The company expects its earnings will be adversely affected upon adoption of SFAS No. 123 (R).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” which amends APB Opinion No. 29, “Accounting of Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its results of operations or financial condition.

NOTE B: ACQUISITIONS

Reverse takeover of Nayna Networks, Inc. (a Delaware corporation)

In April 2005, the Company purchased intangible assets in connection with the acquisition of Nayna Delaware, and as purchase consideration issued 32,249,947 shares of common stock. The results of operations of the acquired company have been included in the consolidated financial statements since that date.

SFAS NO. 141 requires that all business combinations be accounted for by the purchase method and accordingly, it requires acquisition cost to be determined and allocated to assets acquired and liabilities assumed. Subsequent to the acquisition, the acquisition has been valued, by a third party, using the time based value of the stock of Rescon as a basis, at $3,712. Since the company did not acquire any assets or liabilities of Rescon, the value assigned to the acquisition was allocated to intangible asset.

Based on the impairment tests performed using present value of future cash flows, the value of intangible asset acquired in April 2005 was considered impaired as of December 31, 2005. Accordingly, the Statement of Operations for the year ended December 31, 2005, included a charge of $3,712 for impairment of intangible asset.

NOTE C: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004

Computer equipment	$686	$2,025
Computer software	1,354	1,354
Furniture and fixtures	2	2
	2,042	3,381
Less: Accumulated depreciation	(1,911)	(2,583)
Balances as at December 31, 2005 and 2004	$131	$798

NOTE D: DEBT

Callable secured convertible note

In November 2005, the company entered into a securities purchase agreement which provides for the purchase and sale of convertible notes and warrants. Under the securities purchase agreement, the company will receive up to $4,800 from the selling stockholders, and they will receive in return a corresponding amount of the company’s 8% callable secured convertible notes and warrants to purchase up to an aggregate of 2,400,000 shares of common stock. In addition, the company also issued 100,000 shares of common stock and under the terms of the agreement will issue warrants to purchase up to 540,000 shares of common stock to two selling stockholders, Laidlaw & Company and Stonegate Securities, LLC who helped to find purchasers for the November 2005 private placement. The terms of the notes provide for full payment on or before the third anniversary date of issuance, with interest of 8% per annum, which may be converted at any time at the lesser of (i) $0.68 or (ii) the average of the lowest three inter-day trading prices during the twenty trading days immediately prior to the date the conversion notice is sent, discounted by forty-five percent. The terms of the warrants entitle each selling stockholder to purchase shares of common stock at a price equal to $1.00 per share before the fifth anniversary date of the issuance. Under the related registration rights agreement, the company agreed to register all of the shares underlying such convertible notes and warrants to allow the selling stockholders to sell them in a public offering or other distribution.

On November 17, 2005, the investors purchased (i) $1,600 of the 8% convertible notes, none of which have been converted, and (ii) warrants to purchase up to 800,000 shares, none of which have been exercised. In addition, the Company has issued 100,000 shares of common stock and warrants to purchase up to an additional 180,000 shares of common stock to two selling stockholders, Laidlaw & Company and Stonegate Securities, LLC, who helped to identify purchasers for private placement.

On December 28, 2005, as a result of filing the registration statement, the investors purchased (i) $1,600 of the 8% convertible notes, none of which have been converted, and (ii) warrants to purchase up to 800,000 shares, none of which have been exercised. In addition, the Company has issued warrants to purchase up to an additional 180,000 shares of common stock to two selling stockholders, Laidlaw & Company and Stonegate Securities, LLC.

A third party has evaluated the transaction in light of EITF 00-19 and SFAS 133 and determined that the transaction includes embedded derivatives. Accordingly, the Company contracted another third party to prepare a valuation of each element of the transaction and the total value was determined to be $5,204 for the face value of $4,800. Since during 2005 the company only received $3,200 funding from the issue of these notes, $5 has been charged to the statement of operations and $223 has been deferred to be expensed over three years, which is the life of the note.

Under the terms of the securities purchase agreement, the investors are obligated to purchase an additional $1,600 of our 8% notes and warrants to purchase 800,000 shares of our common stock within five days following the date this registration statement is declared effective by the Securities and Exchange Commission and in each case upon satisfaction of additional conditions by the Company. The additional conditions that must be satisfied by the Company prior to the purchase by the investors of the remaining convertible notes and warrants consist of the following: (i) the Company's representations and warranties contained in the securities purchase agreement are true and correct in all material respects on the date of purchase; (ii) there is no litigation, statute, rule, regulation, executive order, decree, ruling or injunction that has been enacted, entered, promulgated or endorsed by or in any court or government authority of competent jurisdiction or any self-regulatory organization having requisite authority which prohibits the transactions contemplated by the securities purchase agreement; (iii) no event has occurred which could reasonably be expected to have a material adverse effect on the Company; (iv) the shares of common stock underlying the convertible notes and warrants have been authorized for quotation on the Over-The-Counter Bulletin Board, or OTCBB, and trading in our common stock on the OTCBB has not been suspended by the Securities and Exchange Commission or the OTCBB; (v) the Company shall provide a legal opinion to the investors; and (vi) the Company shall provide certain certificates of its officers to the investors regarding the Company's capitalization and the truth and correctness of its representations and warranties in the securities purchase agreement. If the registration statement is not declared effective, the investors have no obligation to purchase the remaining 8% convertible notes or the related warrants.

Bridge loan

During 2005, the company borrowed $1,209 from accredited investors. In connection with these loans, the company issued warrants to purchase 750,990 shares of common stock and agreed to register these with the Securities and Exchange Commission. The notes accrue interest at 8% per annum and also have warrants that expire three years from the date of the note. The notes have effective dates that range from April 27, 2005 to November 2, 2005. The warrant prices are fixed and were determined by using the average volume weighted share price for the ten (10) trading days prior to the receipt of the funding and range from $0.71 per share to $2.08 per share. The notes had original maturity dates 120 days from date of issuance but all have been modified to have maturity dates of June 30, 2006.

NOTE E: COMMON STOCK

In March 2004, Nayna Delaware entered into a Securities Purchase Agreement whereby investors purchased 19,531,247 shares of Series D Preferred Stock for $3,649. The Series D preferred stock had the following preferences; a) voting rights equal to the number of shares of common stock into which each such share of preferred stock could be converted at the record date b) dividends (if declared) at the rate of $0.015 per year on each outstanding share of Series C stock, c) a liquidation preference of $0.38144 per share of Series C stock, d) conversion right at the rate of one share of common stock for each share of Series C preferred stock, and, e) anti-dilution protection. Additionally, all shares of Series A, B and C preferred stock were converted into common stock on a 1 for 1 basis. Subsequently, on April 1, 2005, immediately prior to the merger with Rescon , Series D stock was converted into common stock at the rate of 0.68 shares of common stock for every share of Series D preferred stock.

In April 2005, immediately prior to the merger with Rescon, Nayna Delaware exchanged 9,250,000 shares of common stock for 100% of the shares of Depthcom 7, a company engaged in the raising of funds.

In April 2005, the company issued 32,249,947 shares of common stock to the stockholders of Nayna Delaware, the predecessor in connection with the reverse acquisition of Rescon.

In April 2005, the company issued a warrant to purchase 75,000 shares of common stock to an individual, Paul Ferrandell, in connection with a settlement agreement. Mr. Ferrandell had a warrant to purchase 80,357 shares of Rescon, the predecessor to Nayna. At the time of the merger between Rescon and Nayna Delaware the officers and directors had certified that all outstanding warrants, options and secured debt had been resolved or moved to an independent company. Shortly after the merger, Mr. Ferrandell approached Nayna to exercise, for no consideration, the warrants. After attempting to have the former officers and directors of Rescon resolve the issue, Nayna agreed to issue the underlying shares, while reserving the right to exercise its indemnification rights against the former officers and directors of Rescon. The exercise resulted in the issuance of 75,000 shares of Nayna’s common stock for no consideration. The fair value of issued shares is being charged as expense to impairment of goodwill and other intangible assets.

In both September and December, 2005, the company issued 50,000 shares of common stock to Stonegate Securities in consideration for investment banking services rendered by Stonegate. The fair value of issued shares is being charged as expense to impairment of goodwill and other intangible assets.

In November 2005, the company issued 51,000 shares of common stock to an individual, Robert Taylor, in connection with a settlement agreement. Mr. Taylor was in possession of convertible notes, which were convertible into shares of Rescon. At the time of the merger between Rescon and Nayna Delaware the officers and directors had certified that all outstanding warrants, options and secured debt had been resolved or moved to an independent company. Mr. Taylor approached Nayna with proof that he was the holder of the notes and that he had repeatedly attempted to convert the note. After attempting to have the former officers and directors of Rescon resolve the issue, Nayna agreed to issue the underlying shares, while reserving the right to exercise its indemnification rights against the former officers and directors of Rescon. The conversion resulted in the issuance of 51,000 shares of Nayna’s common stock for no consideration. The fair value of issued shares is being charged as expense to impairment of goodwill and other intangible assets.

NOTE F: STOCK OPTION PLANS

In 2005, the company adopted the 2005 Consultant Stock Plan. The Plan provides for nonqualified stock options, as defined by the Internal Revenue Code, to be granted to consultants at an exercise price not less than 100% of the fair market value at the grant date. Options granted generally have a maximum term of ten years from the grant date, are immediately exercisable, and generally vest over a four-year period. The Plan provides that the unvested shares are subject to repurchase by the Company upon termination of employment at the original price paid for the shares.

Subsequent to the merger between Nayna Delaware and Rescon, the 2000 Stock Plan of Nayna Delaware was also adopted by the company. The Plan provides for incentive stock options, as defined by the Internal Revenue Code, to be granted to employees at an exercise price not less than 100% of the fair value at the grant date as determined by the Board of Directors, unless the optionee is a 10% stockholder, in which case the per share exercise price will not be less than 110% of such fair value. The plan also provides for nonqualified, stock options and stock purchase rights to be issued to service providers at an exercise price of not less than 85% of the fair value at the grant date unless the service provider is a 10% stockholder, in which case the per share exercise price will not be less than 110% of such fair value. Options granted generally have a maximum term of ten years from the grant date, are immediately exercisable, and generally vest over a four-year period. The Plan provides that the unvested shares are subject to repurchase by the Company upon termination of employment at the original price paid for the shares.

Activity under the Plan since adoption through December 31, 2005 is as follows:
	Shares Available For Grant	Outstanding Options	Weighted- Average Exercise Price Per Share

Authorized at inception of the plan	10,000,000
Options granted	(6,450,250)	6,450,250	$0.100
Options exercised	-	(4,069,000)	0.100
Options canceled	346,000	(346,000)	0.100
Balances at December 31, 2000	3,895,750	2,035,250	0.100
Options granted	(2,747,000)	2,747,000	0.570
Options exercised	-	(93,374)	0.110
Options canceled	1,054,626	(1,054,626)	0.450
Shares related to previously exercised options subject to repurchase, which were repurchased	1,174,399	-	0.100
Balances at December 31, 2001	3,377,775	3,634,250	0.470
Options granted	(1,308,000)	1,308,000	0.250
Options exercised	-	(100,750)	0.100
Options canceled	3,848,335	(3,848,335)	0.001
Shares related to previously exercised options subject to repurchase, which were repurchased	997,195	-	0.001
Balances at December 31, 2002	6,915,305	993,165	0.250
Options granted	(3,739,586)	3,739,586	0.250
Options exercised	-	(25,000)	0.260
Options canceled	1,042,900	(1,042,900)	0.253
Shares related to previously exercised options subject to repurchase, which were repurchased	413,646	-	0.009
Balances at December 31, 2003	4,632,265	3,664,851	0.250
Increase in authorized options	20,000,000
Options granted	(22,379,561)	22,379,561	0.031
Options exercised	-	(788,833)	0.135
Options canceled	4,868,213	(4,868,213)	0.210
Balances at December 31, 2004	7,120,917	20,387,366	0.024
Adjustment for reverse split	(6,185,895)	(15,820,052)
Options granted	(790,000)	790,000	1.402
Options canceled	845,204	(845,204)	0.404
Balances at December 31, 2005	990,226	4,512,110	0.439

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding		Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted-average remaining life (years)	Number of Options Vested
$ 0.15	3,386,476	8.40	1,949,064
0.25	54,700	8.13	34,809
0.50	181,243	9.02	26,243
1.26	349,746	7.47	229,406
1.69	530,000	9.37	77,500
2.51	5,967	5.87	5,843
4.52	3,978	5.45	3,978
	4,512,110		2,326,843

Stock-based compensation

The Company has adopted the disclosure on provisions of SFAS 123, “Accounting for Stock-based Compensation.” Pro forma information regarding net loss is required in SFAS 123. Under this method, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma net loss for the years ended December 31, 2005, 2004, 2003, 2002 and cumulatively from February 10, 2000 (date of inception) to December 31, 2005 would have been $9,925, $5,153, $13,320, $8,621 and $63,307, respectively. However, this is not likely to be representative of the effects of net loss on a pro forma basis for future years, due to the inclusion of additional grants and years of vesting in subsequent years.

The Company calculated the fair value of each option grant on the date of grant using the minimum value method for employees and the Black-Scholes option pricing model for non-employees with the following assumptions: dividend yield at 0%; weighted average expected option term of ten years; volatility of 0% for employees and 80% for non-employees, and risk-free interest rates of 3.32% to 4.02%. The weighted average fair value of each option granted during 2005 was $1.40.

NOTE G: INCOME TAXES

At December 31, 2005, the Company has a net loss carry forward totaling $48 million that may be offset against future taxable income through 2025. No tax benefit has been reported in the financial statements, however, because the Company believes there is a chance that the carry forward will expire unused. Accordingly, the tax benefit of the loss carry forward has been offset by a valuation allowance of the same amount.

The components of net deferred tax assets are as follows:

	December 31,
	2005	2004

Net operating loss carryforwards	$19,825	$16,235
Research and development tax credit carryforwards	2,544	2,294
Total deferred tax assets	22,369	18,529
Less: Valuation allowance	(22,369)	(18,529)
	$-	$-

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time the allowance will either be increased or reduced; Reduction could result in the partial or complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required. It is management’s position that the deferred tax asset be recorded when there is positive evidence it will be realized.

NOTE H: COMMITMENTS

In June 2005, the Company sold some equipment to a leasing company for $1,400 and immediately executed a 24 month operational lease.  Under the terms of the lease the Company has agreed to pay, on a quarterly basis, $179 over the term of the lease. At the end of the lease the Company has the right to return the equipment, negotiate a re-lease, or purchase the equipment at fair market value.

Future minimum lease payments under this operating lease for years ending December 31st. are follows:

$ in thousands
2006	716
2007	134
Less: Security deposit with leasing company	(771)
79

NOTE I: RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses for the years ended December 31, 2005 and 2004, include the following:

Employee payroll and benefits	$1,152	$1,705
Cost of material	766	890
Outside services	538	293
Allocation of administrative overheads	602	508
Recovery of expenses from customers	(172)	(425)

	$2,886	$2,971

NOTE J: CLAIMS AND LITIGATIONS

The company has filed a complaint against numerous defendants, representing a company Depthcom 7, Inc., that was acquired in 2005. The company is asserting claims for fraud, breach of contract, unjust enrichment and is seeking declaratory relief that the defendants are not entitled to 9,250,000 shares of Nayna stock that were issued to them in connection with a funding deal on which the defendants never delivered. The case is in its early stages and Nayna is seeking cancellation of these shares.

NOTE K: SUBSEQUENT EVENTS

Abundance

On January 20, 2006, the Company completed the acquisition of substantially all of the assets, including a wholly owned subsidiary, Abundance Networks (India) Pvt. Ltd., and certain of the liabilities of Abundance Networks, LLC, or ANI, pursuant to the terms of an Asset Purchase Agreement,. ANI is a privately held company located in Shelton, Connecticut, that provides Ethernet over Sonet/SDH, enterprise-class network solutions and services.

Under the terms of the Asset Purchase Agreement, ANI's assets and certain liabilities will be transferred to a wholly-owned subsidiary of Nayna and Nayna will issue shares of its common stock to ANI. Nayna will issue to ANI at the closing 1,150,000 shares (the "Original Issue") plus the number of shares that will be obtained by dividing $500 by the average of the closing prices of Nayna's common stock during the twenty consecutive trading days ending one day prior to the closing date, as traded on the OTCBB, the actual shares issued were 1,020,408 shares of common stock, giving a total issued stock of 2,170408 shares, on completion of the agreement. At the closing 350,000 of the shares (the "Indemnification Shares") are to be issued to be held in escrow for fifteen months to satisfy any indemnification claims by Nayna during such period (the "Indemnification Period"). Up to 1,750,000 shares (the "Earnout Shares") may be issued to ANI, based on achievement of certain revenue and earnings milestones. Certain issuances of shares are subject to a true-up calculation, whereby, the total number of shares issued may be adjusted by multiplying the original number of shares issued by $2 and dividing by the average of the closing prices of Nayna's common stock during the twenty consecutive trading days ending one day prior to the date of the adjustment, as traded on the OTCBB (or other national exchange) (each such adjustment, a "True-up"). The Original Issue is subject to True-up on the one year anniversary of the closing. The Indemnification Shares are subject to True-up at the end of the Indemnification period. The Earnout Shares are subject to True-up at the time of issuance.

Executive Stock Plan

On March 22, 2006, the Board of Directors of the Company approved the adoption of the Nayna Networks, Inc. 2006 Executive Stock Plan (the “Executive Plan”). The Executive Plan allows the grant to certain executive employees and directors of the Company, of stock options as well as stock purchase rights. The Company has reserved 5,000,000 shares of its common stock for issuance pursuant to the Executive Plan. The Executive Plan shall be administered by the Compensation Committee of the Board, or such other committee as the Board shall appoint from time to time. The Executive Plan shall remain in effect until its termination by such administering committee.

 Accompanied notes are an integral part of these financial statements.