Form 10KSB/A
period 2005-12-31
Nayna Networks, Inc.
filed 2006-05-01
CIK 769591

 United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-KSB/A-1

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

Transitional Small Business Disclosure Format: Yes: ☐ No:  ☒

EXPLANATORY NOTE

We are filing this Amended and Restated Annual Report on Form 10-K/A of Nayna Networks, Inc. (the “Form 10-K”) to include the information required by Part III of the Form 10-K as we no longer anticipate filing our proxy statement for the 2006 annual meeting, within 120 days of December 31, 2005. With the exception of the inclusion of information required by Part III, no information contained in this Form 10-K has been changed.

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

Item 8B. Other information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors, executive officers and certain key employees as of March 31, 2006:

NAME	AGE	POSITION

Naveen S. Bisht	41	Founder, President, Chief Executive Officer, and Director

Tsuyoshi Taira	65	Chairman of the Board of Directors

Richard Berman (1)(2)	63	Director

William Boller (1)(2)(3)	58	Director

William E. O'Connor (1)(3)	66	Director

Gautam Chanda	47	Senior Vice President Business Development & Operations

Hari Hirani	49	Vice President Engineering

Dr. Raj Jain	53	Co-Founder and Chief Technology Officer

Michael Meyer*	55	Chief Financial Officer

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Governance Committee

* On April 11, 2006, Michael Meyer tendered his resignation as Nayna’s Chief Financial Officer, to be effective as of April 14, 2006. Will Wong, Nayna’s Controller, will act as interim Chief Financial Officer until such time as Mr. Meyer’s permanent replacement has been appointed.

The following sets forth biographical information concerning the newly elected directors and principal officers:

Naveen S. Bisht founded Nayna in February 2000 and has served as a member of our Board of Directors and as our Chief Executive Officer since that time. From 1996 to 1999 Mr. Bisht was the Founder, President and CEO of Ukiah Software, Inc., a security management software company that was sold to Novell, Inc. in 1999. He is also Founder/Partner of Luxmi Ventures LLC, a seed stage venture fund focused on the network infrastructure market. Mr. Bisht attended the Ph.D. Program at University of California, Santa Barbara; holds a MS from Texas Tech University; and earned a MS and BSME from the Birla Institute of Technology & Science, Pilani, India. Mr. Bisht is not a nominee or director of any other reporting company.

Tsuyoshi Taira has served as Chairman of our Board of Directors since April 2005 and has served on the Board of Directors of our predecessor, Nayna Networks, Inc. a Delaware corporation, since February 2000. Since January, 1996, Mr. Taira has been the CEO of Tazan International Inc, a venture capital and management consultancy firm. Currently he serves on the board of Silicon Storage Technology Inc. (NASDAQ: SSTI), a flash memory company) and the boards of several private technology companies. Mr. Taira also has worked at Sanyo Semiconductor, from 1977 to 1996, most recently as Chairman and at Fairchild Semiconductor from 1972 to 1977. Mr. Taira graduated from Tokyo Metropolitan University with a BSEE. He also received an Honorary Doctor of Humanities from Newport Asia Pacific University in March 2000.

Richard Berman   has served as a member of our Board of Directors since April 2005. Richard Berman’s business career spans over 35 years of venture capital, management and merger and acquisitions experience. In the last five years, Mr. Berman has served as a professional director and/or officer of about a dozen public and private companies. He is currently CEO of Nexmed, a small public biotech company; Chairman of National Investment Managers, a public company in pension administration and investment management; and Chairman of Candidate Resources, a private company delivering HR services over the web. The nine public companies that Mr. Berman is a director of are Dyadic International, Inc., International Microcomputer Software, Inc., Internet Commerce Corporation, MediaBay, Inc., NexMed, Inc., GVI Security Solutions Inc., National Investment Managers, Nayna Networks, Inc. and Advaxis, Inc. From 1998 - 2000, he was employed by Internet Commerce Corporation as Chairman and CEO. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide (NYSE); helped create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions. He is a past Director of the Stern School of Business of NYU where he obtained his B.S. and M.B.A. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

William Boller has served as a member of our Board of Directors since April 2005. From 2000 to the present, Mr. Boller has worked at Agilent Technologies as the Vice President & GM, World-Wide Order Fulfillment & Manufacturing, Communications Solutions Group. From 1971 to 1994 Mr. Boller worked at Hewlett Packard, most recently as the Senior Managing Director, Global Supply Chain Operations. Mr. Boller currently serves as a director for elnnovate Inc. and the Military Vehicle Technology Foundation. Mr. Boller received a B.S. in Mechanical Engineering from Stanford University, a M.S. in Mechanical Engineering from the University of Southern California and an MBA from Stanford University.

William E. O'Connor has served as a member of our Board of Directors since April 2005. From November 2003 to the present, Mr. O'Connor has served as the President and Chief Executive Officer of MicroBarrier Technologies, a developer and marketer of patented systems and products that control the flow of fluids. From February, 2001 to October, 2003, Mr. O'Connor served as the Executive Vice President, Chief Financial Officer of and Consultant to Arcsoft, Inc., a digital imaging technology software company. From 1997 to 2001, Mr. O'Connor served as the Executive Vice President and Chief Financial Officer of iLogistix (Software Logistics Corporation), a global supply chain management and e-fulfillment company. Mr. O'Connor received a BBA in Accounting and Management from St. Francis College, an MBA from the Rochester Institute of Technology and is a certified public accountant in the State of New York.

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

Each director will serve until his successor is elected at the annual meeting of shareholders or until his earlier death, resignation or removal and, subject to the terms of any employment agreement with us, each executive officer serves at the pleasure of the Board of Directors. None of the our directors and officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) during the past five years, that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Board Committees

We currently have three committees of our Board of Directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

The Audit Committee reviews, acts on and reports to the Board of Directors regarding various auditing and accounting matters, including the selection of our independent auditors, the monitoring of the rotation of the partners of the independent auditors, the review of our financial statements, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. There are currently three members of the Audit Committee, Messrs. Berman, Boller and O'Connor. Mr. O'Connor serves as the chairperson of the Audit Committee.

The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. There are currently two members of the Compensation Committee, Messrs. Berman and Boller. Mr. Berman serves as the chairperson of the Compensation Committee.

The Nominating and Governance Committee ensures that our Board of Directors is properly constituted to meet its fiduciary obligations to our shareholders and that we have and follow appropriate corporate governance standards. There are currently two members of the Nominating and Governance Committee, Messrs. Boller and O'Connor. Mr. Boller serves as the chairperson of the Nominating and Governance Committee.

Code of Ethics

The Board of Directors adopted a code of ethics on May 17, 2005. A copy may be obtained by sending a written request to the Company.

Directors' Compensation

Directors who are also our employees receive no additional compensation for serving on the Board. Upon election to our Board of Directors, each Non-employee Director receives an option exercisable for the purchase of 150,000 shares of our Common Stock, pursuant to the terms and conditions of our Stock Option Plan. This initial option grant vests quarterly over a period of three years, provided that the Non-employee Director continues to provide service to us at each such date. At each Annual Meeting, each Non-Employee Director receives an option exercisable for the purchase of 25,000 shares of our Common Stock, pursuant to the terms and conditions of our Stock Option Plan. This annual option grant vests in full on the one-year anniversary of the grant date, provided that the Non-employee Director continues to provide service to us on such date. Additionally, the chairperson of our Audit Committee receives an option exercisable for the purchase of 10,000 shares of our Common Stock and the chairpersons of our Compensation Committee and our Nominating and Governance Committee each receive an option exercisable for the purchase of 5,000 shares of our Common Stock, all pursuant to our Stock Option Plan.

Each of the chairperson grants vests in full on the one-year anniversary of the grant date, provided that the Non-employee Director continues to provide service to us on such date. Our Directors who are also employees may participate in our Stock Option Plan as described under "Executive Compensation." The following table sets forth the aggregate number of options granted to each non-employee director as of December 31, 2005.

Non-employee director	Shares	Exercise Price
Tsuyoshi Taira	59,674	$0.151
Richard Berman(1)	155,000	$1.69
William O'Connor(2)	160,000	$1.69
William Boller(3)	155,000	$1.69

Non-employee director	Shares	Exercise Price
Tsuyoshi	155,000	$1.69
William O'Connor(2)	160,000	$1.69
William Boller(3)	155,000	$1.69

(1)	Mr. Berman became a director on May 17, 2005
(2)	Mr. O'Connor became a director on May 17 2005
(3)	Mr. Boller became a director on May 17, 2005

Item 10. Executive Officers' Compensation

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of: (i) the Chief Executive Officer; and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in the fiscal year ended December 31, 2005. We refer to these individuals in this prospectus as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

								Long Term
								Compensation
		Annual Compensation						Awards
Name and Principal Position	Year		Salary(1)		Bonus (1)		Other Annual Compensation (2)	Shares Underlying Options		All Other Compensation (3)
Naveen S. Bisht	2005		$111,115	$		$			$
President, Chief Executive	2004		$105,384	$		$		1,400,978	$
Officer and Director	2003		$141,634	$		$		5,967	$
	2002		$150,000	$		$			$

Gautam Chanda	2005		$99,231	$		$			$
Vice President Business	2004		$35,030	$		$		388,879	$
Development $ Vertical	2003	$		$		$			$
Markets	2002	$		$		$			$

Hari Hirani	2005		$109,961	$	$		$
Vice President Engineering	2004		$105,384	$	$	304,951	$
	2003		$87,980	$	$	105,425	$
	2002	$		$	$		$

Dr. Raj Jain	2005		$66,461	$	$		$
Chief Technology Officer	2004		$105,384	$	$	342,562	$
	2003		$141,634	$	$	5,967	$
	2002		$150,000	$	$		$

Michael K. Meyer	2005		$98,077	$	$	350,000	$
Chief Financial Officer	2004		$0	$	$		$
	2003		$0	$	$		$
	2002		$0	$	$		$

Option Grants in Last Fiscal Year

The following table sets forth certain information for the Named Executive Officers with respect to grants of options during the year ended December 31, 2005.

	OPTION GRANTS IN LAST FISCAL YEAR
	Individual Grants
					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of Shares Underlying Options Granted (2)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share (3)	Expiration Date	5%	10%
Naveen S. Bisht
Gautam Chanda
Hari Hirani
Dr. Raj Jain
Michael K. Meyer	250,000	33.6	$0.100	January	$47,167	$119,531
	100,000		$0.500	2015

(1) Potential gains are net of exercise price, but before taxes associated with the exercise. These amounts represent certain hypothetical gains based on assumed rates of appreciation, based on SEC rules, and do not represent our estimate or projection of future prices of our common stock. Actual gains, if any, on stock option exercises are dependent on our future performance, overall market conditions and the optionees' continued employment through the vesting period. Accordingly, the gains reflected in this table may not be achieved.

(2) Generally options vest over four years, at a rate of 25% of the shares subject to the option on the first anniversary of the date of grant and then at a rate of 1/48th per month thereafter, subject to the optionee continuing to be a service provider to the Company during that time period. Options are exercisable at any time after vesting has occurred, provided that if an optionee's status as a service provider to the Company is terminated, for reasons other than death or disability, such optionee must exercise the option within the period of time specified in the applicable stock option agreement, or in the absence of a specified time in the stock option agreement, within three (3) months of such termination. If an optionee's status as a service provider to the Company is terminated as a result of death or disability, such optionee's options must be exercised within the time period specified in the applicable stock option agreement, or in the absence of a specified time period, within twelve (12) months of such termination. Applicable exercise prices for options are based on the closing sales price of our common stock in trading on the day before the date of grant.

(3) All options were granted at an exercise price equal to the fair market value of our common stock on the date of grant as determined by our Board of Directors.

STOCK OPTION PLAN

In May of 2000, Nayna Delaware’s board of directors and shareholders adopted the 2000 Stock Option Plan (the "Plan"). The following description of our Plan is a summary and qualified in its entirety by the text of the Plan. The purpose of the Plan is to enhance our profitability and stockholder value by enabling us to offer stock based incentives to employees, directors and consultants. The Plan authorizes the grant of options to purchase shares of our common stock to employees, directors and consultants. Under the Plan, we may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted to our employees.

As of April 1, 2005 in connection with the merger of Rescon Technology and Nayna Delaware, Rescon assumed the Plan and all then current and outstanding grants became exercisable for shares of ResCon common stock.

The number of shares available for options under the Plan is 5,967,480. As of December 31, 2005, 990,226 options were available for future grants. The options under the Plan vest over varying lengths of time pursuant to various option agreements that we have entered into with the grantees of such options.

The Plan is administered by the Board of Directors. Subject to the provisions of the Plan, the Board of Directors has authority to determine the employees, directors and consultant who are to be awarded options and the terms of such awards, including the number of shares subject to such options, the fair market value of the common stock subject to options, the exercise price per share and other terms.

Incentive stock options must have an exercise price equal to at least 100% of the fair market value of a share on the date of the award and generally cannot have a duration of more than 10 years. If the grant is to a stockholder holding more than 10% of our voting stock, the exercise price must be at least 110% of the fair market value of a share on the date of grant. Terms and condition of award are set forth in written agreements between the Company and the respective option holders. Awards under the Plan may not be made after the tenth anniversary of the date of its adoption but awards granted before that date may extend beyond that date.

Optionees have no rights as stockholders with respect to shares subject to option prior to the issuance of shares pursuant to the exercise thereof. An option becomes exercisable at such time and for such amounts as determined by the Board of Directors. An optionee may exercise a part of the option from the date that part first becomes exercisable until the option expires. The purchase price for shares to be issued to an employee upon his exercise of an option is determined by the Board of Directors on the date the option is granted. The Plan provides for adjustment as to the number and kinds of shares covered by the outstanding option and the option price therefore to give effect to any stock dividend, stock split, stock combination or other reorganization.

On March 22, 2006, the Board of Directors of the Company, approved the adoption of the Nayna Networks, Inc. 2006 Executive Stock Plan (the “ Executive  Plan”). The Executive Plan allows the grant to certain executive employees and directors of the Company, of stock options as well as stock purchase rights. The Company has reserved 5,000,000 shares of its common stock for issuance pursuant to the Executive Plan. The Executive Plan will be administered by the Compensation Committee of the Board, or such other committee as the Board shall appoint from time to time. The Executive Plan shall remain in effect until its termination by such administering committee.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 31, 2006 by (i) all persons who are known to us to be beneficial owners of five percent or more of the common shares, (ii) each of our Directors, (iii) the Named Executive Officers named in the Executive Compensation section of this prospectus and (iv) all current Directors and executive officers as a group.

	Number of Shares Beneficially
Beneficial Owner	Owned	Percent
Pacesetter/ MVHC, Inc. (1)	4,794,152	11.62%
2435 North Central Expressway, Suite 200
Richardson TX 75082

Ignite Ventures (2)	4,759,533	11.53%
225 Shoreline Drive #510
Redwood City, CA 94065

Apex Ventures (3)	4,319,982	10.51%
233 South Wacker Drive, Suite 9600
Chicago, Il 60606

Eric McAfee (4)	3,725,000	9.06%
10600 North DeAnza Blvd., # 250
Cupertino, CA 95014

Berg McAfee Companies, LLC (5)	3,000,000	7.30%
10600 North DeAnza Blvd. #250
Cupertino, CA 95014

MKS Ventures, LLC (6)	2,785,139	6.74%
3320 Baker Street
San Francisco, CA 94123

Naveen S. Bisht (7)	2,273,220	5.37%

Gautam Chanda (8)	448,556	1.08%

Hari Hirani (9)	410,377.99%

Dr. Raj Jain (10)	1,128,464	2.71%

Michael Meyer (11)	350,000	*

Tsuyoshi Taira (12)	1,783,256	4.33%

Richard Berman (13)	155,000	*

William O'Connor (14)	160,000	*

William Boller (15)	155,000	*
Directors and executive officers as a group (9 persons)	6,854,926	15.48%

* Less than 1.0%

(1) - 3,647,590 shares held by Alliance Enterprise Corporation, and

- 250,000 shares held by Power Equities, Inc.

- 206,606 shares held by Mesbic Ventures, Inc.

each of which is an Small Business Investment Company and a wholly owned affiliate of Pacesetter /MVHC, Inc. ("PMVHC"), and through an investment committee, exercises sole voting and investment power with respect to all shares of record held by these entities. Individually, no stockholder, director or officer of PMVHC has or shares such voting or investment power. Also, includes 565,614 shares held by Pacesetter Growth Fund, L.P., which shares common management with PMVHC and for which PMVHC is a limited partner and 124,342 warrants held by Alliance Enterprise Corporation and Mesbic Ventures, Inc./

(2) Includes:

- 4,600,012 shares held by Ignite Ventures II, L.P.,

- 7,192 shares held by Ignite Ventures I, L.P., and

- 1,060 shares held by Ignite Entrepreneurs, L.P.

each of which is an affiliate of Ignite Associates LLC, which also holds 1,828 shares directly. Ignite Associates LLC is the general partner of each of these entities, and through an executive committee, exercises sole voting and investment power with respect to all shares of record held by these entities. Individually, no stockholder, director or officer of Ignite Associates LLC has or shares such voting or investment power. Also, includes 149,441 warrants held by Ignite Ventures II, L.P.

(3) Includes:

- 2,994,148 shares held by Apex Investment Fund V, L.P.,

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

(4) Includes:

- 3,000,000 shares held by Berg McAfee Companies, LLC,

- 500,000 shares held by McAfee Capital, LLC

- 25,000 shares held by Cagan McAfee Capital Partners, and

- 200,000 shares held by P2 Capital, LLC

Mr. McAfee is a Managing Partner of Berg McAfee Companies, LLC and Cagan McAfee Capital Partners, each of which exercises sole voting and investment power with respect to all shares it holds of record through an executive committee. Individually, no stockholder, director or officer of Berg McAfee Companies, LLC or Cagan McAfee Capital Partners has or shares such voting or investment power. Mr. McAfee disclaims beneficial ownership of shares held by Berg McAfee Companies, LLC and Cagan McAfee Capital Partners except to the extent of his pecuniary interest in those entities. Mr. McAfee is the sole Managing Partner of McAfee Capital, LLC. In this capacity, Mr. McAfee exercises sole voting and investment power with respect to all shares of record held by McAfee Capital, LLC. Mr. McAfee's spouse is the sole Managing Partner of P2 Capital, LLC. In this capacity, she exercises sole voting and investment power with respect to all shares of record held by P2 Capital, LLC. Mr. McAfee disclaims beneficial ownership of shares held by P2 Capital, LLC.

(5) Berg McAfee Companies, LLC exercises sole voting and investment power with respect to all shares it holds of record through an executive committee. Individually, no stockholder, director or officer of Berg McAfee Companies, LLC has or shares such voting or investment power.

(6) Includes 1,857,054 shares held by MKS Ventures, LLC and 729,169 shares and 198,916 shares subject to immediately exercisable options, of which 87,026 shares will be vested within 60 days after March 31, 2006 held by Nicholas Mitsakos, the sole Managing Member of MKS Ventures, LLC. In his capacity as sole managing member, Mr. Mitsakos exercises sole voting and investment power with respect to all shares of record held by MKS Ventures.

(7) Includes 1,208,030 shares subject to immediately exercisable options, of which 806,921 shares will be vested within 60 days after March 31, 2006. Also includes 5,966 shares held in trust for the minor children of Mr. Bisht, of which he disclaims beneficial ownership.

(8) Represents 388,879 shares subject to immediately exercisable options, 195,683 of which will be vested within 60 days after March 31, 2006.

(9) Represents 410,377 shares subject to immediately exercisable options, of which 286,609 shares will be vested within 60 days after March 31, 2006.

(10) Includes 531,716 shares subject to immediately exercisable options, of which 371,519 shares will be vested within 60 days after March 31, 2006.

(11) Includes 250,000 shares subject to the company's right to repurchase unvested shares upon termination of employment or other service at a price equal to the purchase price and 100,000 shares subject to immediately exercisable options, of which 35,417 will be vested within 60 days after March 31, 2006.

(12) Includes 30,666 shares subject to immediately exercisable options and 19,996 warrants.

(13) Includes 155,000 shares subject to immediately exercisable options, 55,000 of which will be vested within 60 days after March 31, 2006.

(14) Includes 160,000 immediately exercisable options, 60,000 of which will be vested within 60 days after March 31, 2006.

(15) Includes 155,000 immediately exercisable options, 55,000 of which will be vested within 60 days after March 31, 2006.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2006, are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of Nayna Networks, Inc., 4699 Old Ironsides Drive, Suite 420, Santa Clara, CA 95054. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all common shares shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 41,119,617 shares of our common stock outstanding as of March 31, 2006.

Item 12. Certain Relationships and Related Transactions

During the last three fiscal years, Tsuyoshi Taira, Chairman of our board of directors, has loaned us (including our predecessor Nayna Delaware) an aggregate of $718,765. $588,785 was borrowed interest free with no set repayment terms, and was converted into shares of 588,785 shares of common stock at $1.00 per share on March 27, 2006. $129,980 was borrowed with interest at 8% per annum with a repayment to be made upon a funding event. In connection with the loans totaling $129,980, we issued Mr. Taira warrants to purchase up to 19,996 shares of common stock. The $129,980 notes have been amended to fix the maturity date at June 30, 2006. We have agreed to register the 588,785 shares of common stock and the 19,996 shares of common stock subject to the warrant.

Various companies, as set out below, beneficially controlled by Pacesetter Capital have loaned us funds over the last three years. Power Equities loaned our predecessor Nayna Networks, Inc., a Delaware corporation, $250,000, which has been converted into common stock at a price of $1.00 per share, and we have agreed to register the shares. In addition, Alliance Enterprise Corporation loaned us $100,000 at 8% interest, per annum, and received the rights to purchase 19,084, at $1.31 per share, of common stock pursuant to a warrant issued at the time of the loan. In addition, Mesbic Ventures loaned us $100,000 at 8% interest, per annum, and also received the rights to purchase 105,258, at $0.73 per share, of common stock pursuant to a warrant issued at the time of the loan. Rahul Vaid, a principal of Pacesetter Capital, served on our Board of Directors during these transactions.

On April 1, 2004 Nayna acquired a perpetual, worldwide right to use the intellectual property of Accordion Networks, Inc. for 300,000 shares of common stock. The controlling persons of Accordion were Transwitch Corporation, a publicly traded company (NASDAQ:TXCC) and Middlefield Ventures, a venture capital fund. Gautam Chanda, the CEO of Accordion, was hired as the Vice President of Business Development for the Company. Gautam is now the Senior Vice President Business Development and Operations.

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

Item 14. Principal Accountant Fees and Services

Mantyla McReynolds served as the Company's independent registered public accounting firm for the fiscal year ended August 31, 2004 and Naresh Arora, CPA, Inc. served as the Company's independent registered public accounting firm for the transitional period ended December 31, 2004. Principal accounting fees for professional services rendered for us by Mantyla McReynolds for the year ended August 31, 2004 and by Naresh Arora CPA, Inc. for the transitional period ended December 31, 2004 and for the year ended December 31, 2005, are summarized as follows:

		December 31	December 31	August 31
		2005	2004	2004

Audit	$		$6,000	$10,671
Audit related		--	--	--
Tax		--	--	264
All other
Total	$		$10,935	$10,935

AUDIT FEES. Audit fees were for professional services rendered in connection with the Company's annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

AUDIT RELATED FEES. Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

TAX FEES. Tax fees related to services for tax compliance and consulting.

ALL OTHER FEES. All Other Fees consist of fees for products and services other than the services reported above.

BOARD OF DIRECTORS PRE-APPROVAL POLICIES AND PROCEDURES. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAYNA NETWORKS, INC.

Date: May 1, 2006	By:	/s/ Naveen S. Bisht
Naveen S. Bisht
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Naveen S. Bisht	President, Chief Executive Officer and Director (Principal Executive Officer)	May 1, 2006

/s/ William Wong	Acting Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)	May 1, 2006

/s/ Richard Berman	Director	May 1, 2006

/s/ William Boller	Director	May 1, 2006

/s/ William E. O'Connor	Director	May 1, 2006

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