Form 10QSB
period 2006-03-31
Nayna Networks, Inc.
filed 2006-05-15
CIK 769591

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-13822

NAYNA NETWORKS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	83-0210455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4699 Old Ironsides Drive, Suite 420, Santa Clara, California 95054
(Address of principal executive offices)

Registrant's telephone number, including area code (408) 956-8000

180 Rose Orchard Way, San Jose, California 95134
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

Common stock, par value $0.0001 - 41,238,334 shares outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$421	$1,782
Restricted cash	44	44
Accounts receivable, net of allowances for doubtful accounts of $0 and $0	236	27
Prepaid expenses and other current assets	394	444
Total current assets	1,095	2,298

Equipment and improvements, net	88	131
Purchased intangibles	1,305	-
Other assets	162	194
Total assets	$2,650	$2,623

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,181	$1,104
Accrued liabilities	801	553
Accrued payroll liabilities	461	489
Notes payable	2,021	1,567
Total current liabilities	4,464	3,713

Convertible Notes	-	2,339
Callable secured convertible notes	3,427	3,427
Total liabilities	7,891	9,478

Commitments and contingencies

Stockholders’ equity:
Common Stock: $0.0001 par value, 1,000,000,000 shares authorized at March 31, 2006 and December 31, 2005 and 41,238,334 and 36,533,004 shares issued and outstanding as of March 31, 2006 and December 31, 2005	4	4
Additional paid-in-capital	60,704	59,514
Deferred compensation	(683)	(683)
Deficit accumulated during the development stage	(65,266)	(63,350)
Total stockholders’ (deficit) equity	(5,241)	(4,516)
Total liabilities and stockholders’ equity	$2,650	$2,623

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Cumulative Period from February 10, 2000 (date of inception) to March 31,
	2006	2005	2006
Revenues	$317	$-	$317
Cost of goods	269	-	269
Gross profit	48	-	48

Operating expenses:
Research and development	715	725	42,551
Business development	173	199	3,537
General and administrative	788	165	10,190
Total operating expenses	1,676	1,088	(56,277)
Loss from operations	(1,628)	(1,088)	56,229)
Interest income	5	2	2,396
Interest expense	(171)	(8)	(1,103)
Merger related costs	(121)	(157)	(132)
Impairment of goodwill and other assets	(1)	(2)	(10,197)
Net loss	$(1,916)	$(1,254))	$(65,266)

Net loss per share:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

Weighted shares outstanding (1)
Basic	38,512,173	35,802,504
Diluted	38,512,173	35,802,504

(1) March 31, 2005 shares outstanding is based on the number of shares outstanding effective with the reverse merger into Rescon on April 4, 2005.

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Cumulative Period from February 10, 2000 (date of inception) to March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(1,916)	$(1.254)	$(65,266)
Adjustments to reconcile net loss to net cash used in operations:
Noncash charges related to stock options granted to consultants and accelerated vesting of employee stock options	-	-	167
Noncash interest expense related to issuance of convertible debt	19	-	24
Depreciation and amortization	48	150	4,258
Noncash issuance of common stock for services charged to operations	29	-	29
Amortization of discount on warrants associated with equipment financing	-	-	202
Impairment of goodwill related to acquisitions	-	-	10,196
Loss (gain) on sale of property and equipment	-	-	1,126
Changes in operating assets and liabilities:
Restricted cash	-	-	(209)
Accounts receivable	138	27	111
Prepaid expenses and other current assets	40	(84)	(182)
Other assets	23	-	(171)
Accounts payable	77	(10)	1,181
Accrued liabilities	250	22	803
Accrued payroll liabilities	(29)	116	460
Net cash used in operating activities	(1,321)	(1,033)	(47,272)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(1)	(1,244)
Proceeds from sale of property and equipment	-	-	648
Costs associated with the acquisition of Xpeed, Inc.	-	-	(3,685)
Net cash used in investing activities	(5)	(1)	(4,281)

Cash flows from financing activities:
Proceeds from loan facility	-	-	327
Payments on capital lease obligations and loan facility	-	(145)	(6,007)
Proceeds from issuance of common stock, net of repurchases	12	-	255
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	-	-	11,953
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	-	-	35,897
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	-	-	3,399
Issuance of convertible debt, net of issuance costs	-	(775)	4,941
Proceeds from bridge loan	-	-	1,257
Payment on bridge loans	(47)	-	(47)
Net cash provided (used) by financing activities	(35)	630	51,975
Net increase (decrease) in cash and cash equivalents	(1,361)	(404)	421
Cash and cash equivalents at beginning of period	1,782	709	-
Cash and cash equivalents end of period	$421	$305	$421

Noncash financing activities
Shares issued on convrsion of convertible debentures	$2,339	$-
Shares issued for purchase of intangibles	$1,150	$-
Shares issued for services	$29	$-

See accompanied notes to these unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

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

On April 4, 2005, Nayna merged into Rescon Technology Corporation ("Rescon"), a publicly traded company, and became a wholly owned subsidiary of Rescon. Following the merger, Rescon Technology Corporation changed its name to Nayna Networks, Inc.

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

The Company's common stock is traded on the Nasdaq OTC Bulletin Board under the trading symbol: NAYN.OB.

Development Stage Enterprise

Since its inception, although the Company has commenced its principal operations, it has not achieved a sufficient level of sales and market demand to become an established operating enterprise. Therefore, the Company is currently classified as a development stage enterprise under the Statement of Financial Accounting Standards ("SFASB") No. 7, "Accounting and Reporting by Development Stage Enterprises." Successful completion of the Company's development program and the attainment of profitable operations are dependent on future events, including, among other things, the receipt of adequate financing to continue its operations and fulfill its development activities and the achievement of a level of sales adequate to support the Company's cost structure. There can be no assurance that the Company will successfully accomplish these events.

The Company has experienced net losses since its inception and had an accumulated deficit of $65.3 million as of March 31, 2006. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and market its products. However, the Company's ability to continue its operations as a going concern is in doubt (See Note 10 - Going Concern). Regardless of when or if the Company is able to commercialize its products, the Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company or at all. Any additional equity or convertible debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, as permitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted. These interim condensed consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Commission on April 3, 2006 and amended on May 1, 2006, and other filings that the Company may make, from time to time, with the Commission.

The information contained herein has been prepared by the Company in accordance with the rules of the Commission. The financial information contained herein as of March 31, 2006, for the three months ended March 31, 2006 and 2005, and for the cumulative period from February 10, 2000 (date of inception) to March 31, 2006 is unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for ay other interim period or for a full year.

All amounts set forth in these Notes to the Condensed Consolidated Financial Statements are in thousands (`000s), except per share data (except where specifically noted otherwise).

Principals of Consolidation

The consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America and include the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

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

Reclassifications

Certain amounts relating to the prior year’s consolidated balance sheets have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our consolidated resulting operations, financial position or cash flows.

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company’s adoption of FSP 115-1 will not have a material impact on our results of operations or financial condition.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirement of Statement 133, establishes a requirement to evaluate interests in securitized financial assets, clarifies the concentrations of credit risk, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. The Statement improves financial reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial assets and allowing to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a measurement. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The implementation of SFAS 155 is not expected to have a material impact on the Company’s consolidated resulting operations, financial position or cash flows.

NOTE 2: ACQUISITIONS

Reverse takeover of Nayna Networks, Inc. (a Delaware corporation)

In April 2005, the Company purchased intangible assets in connection with the acquisition of Nayna Delaware, and as purchase consideration issued 32,249,947 shares of common stock. The results of operations of the acquired company have been included in the condensed consolidated financial statements since that date.

SFAS NO. 141 requires that all business combinations be accounted for by the purchase method and accordingly, it requires acquisition cost to be determined and allocated to assets acquired and liabilities assumed. Subsequent to the acquisition, the acquisition has been valued, by a third party, using the time-based value of the stock of Rescon as a basis, at $3,712. Since the company did not acquire any assets or liabilities of Rescon, the value assigned to the acquisition was allocated to intangible asset.

Based on the impairment tests performed using present value of future cash flows, the value of intangible asset acquired in April 2005 was considered impaired as of December 31, 2005. Accordingly, the Statement of Operations for the year ended December 31, 2005, included a charge of $3,712 for impairment of intangible asset.

Abundance

On January 20, 2006, we completed the acquisition of substantially all of the assets, including all of its intellectual property and all outstanding capital stock of its wholly-owned subsidiary, Abundance Networks (India) Pvt. Ltd., or ANI India, and certain of the liabilities, including approximately $600,000 of bank debt of ANI India, of Abundance Networks, LLC, or ANI, pursuant to the terms of an Asset Purchase Agreement. ANI India is now a wholly-owned subsidiary of the Company known as Nayna Broadband, Inc. ANI had been a privately held company located in Shelton, Connecticut, that provided Ethernet over Sonet/SDH, enterprise-class network products and services.

Under the terms of the Asset Purchase Agreement, substantially all of ANI's assets and certain of its liabilities were transferred to a wholly-owned subsidiary of the Company, and the Company issued shares of its common stock to ANI. At the closing, Nayna issued ANI 1,150,000 shares (the "Original Issue") plus the number of shares obtained by dividing $500,000 by the average of the closing prices of the Company’s common stock during the twenty consecutive trading days ending one day prior to the closing date, as traded on the OTCBB, the actual shares issued were 1,020,408 shares of common stock, or a total of 2,170,408. 350,000 of the shares (the "Indemnification Shares") are being held in escrow for fifteen months to satisfy any indemnification claims by the Company during such period (the "Indemnification Period"). Up to an additional 1,750,000 shares (the "Earnout Shares") may be issued to ANI, based on achievement of certain revenue and earnings milestones. If (a) on the one-year anniversary of the closing, the Original Issue shares do not have an average closing price of at least $2.00 per share, or (b) on the conclusion of the Indemnification Period, the Indemnification Shares do not have an average closing price of at least $2.00 per share, or (c) on the date that any of the Earnout Shares become due and issuable, any such Earnout Shares do not have an average closing price of at least $2.00 per share, such issuances are subject to a true-up calculation, whereby, the total number of shares issued may be adjusted by multiplying the original number of shares issued by $2.00 and dividing by the average of the closing prices of Nayna's common stock during the twenty consecutive trading days ending one day prior to the date of the adjustment, as traded on the OTCBB (or other national exchange) (each such adjustment, a "True-up"). To illustrate, the following table presents the number of shares of our common stock that we would be required to issue to True-up the Original Issue and all shares potentially issuable upon the True-up of the Indemnification Shares and the Earnout Shares (assuming that all Indemnification Shares are released from escrow and the maximum number of Earnout Shares have been earned) as of May 15, 2006 and the number of shares we would be required to issue if our common stock declined by 50% or 75%:

	As of	50%	75%
	May 15	Decline	Decline
Conversion price per share:	$0.155500	$0.077750	$0.038875

Shares issuable upon True-up of Original Issue	13,640,997	28,431,994	58,013,987
Shares Issuable upon True-up of Escrow Shares	4,151,608	8,653,215	17,656,431
Maximum Number of Earnout Shares issuable as adjusted for True-up	22,508,039	45,016,077	90,032,154

Total additional shares potentially issuable	40,300,643	82,101,286	165,702,572

The purchase price was allocated as follows:

Net liabilities assumed	$(155)
Purchased Technology	1,305
$1,150

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Computer equipment	$686	$686
Computer software	1,360	1,354
Furniture and fixtures	2	2
	2,048	2,042
Accumulated depreciation and amortization	(1,960)	(1,911)
	$88	$131

NOTE 4: LEASES

On July 31, 2005, the Company's lease on 180 Rose Orchard Way, San Jose, CA expired. The Company signed a six month lease for the premises located at 4699 Old Ironsides Drive, Santa Clara, California, which the Company now occupies as its primary headquarters. In February 2006 the Company extended that lease through April 2007.

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

NOTE 5: DEBT

Beginning in late 2004 and during this fiscal year, the Company has continued to fund its operations through debt. As of March 31, 2006 and December 31, 2005, the following amounts are outstanding:

	March 31, 2006	December 31, 2005

Notes payable - bridge loans	$1,209	$1,257
Notes payable to bank	402	-
Siemens	225	225
Notes payable	100	-
Tsunami	85	85
	2,021	1,567
Less current portion	(2,021)	(1,567)
Long term portion	-	-
Convertible notes	-	2,339
Callable secured convertible notes	3,427	3,427
Long term debt	$3,427	$5,766

Bridge loan

During 2005, the company borrowed $1,209 from accredited investors. In connection with these loans, we issued warrants to purchase 750,990 shares of our common stock and agreed to register shares obtained upon exercise of these warrants with the Securities and Exchange Commission. The notes accrue interest at 8% per annum and have effective dates that range from April 27, 2005 to November 2, 2005. The warrants terminate three years from the date of issuance and the exercise prices were determined by using the average volume weighted share price for the ten (10) trading days prior to the issuance of the related notes and range from $0.71 per share to $2.08 per share. The notes had original maturity dates 120 days from date of issuance but all have been modified to extend the maturity dates to June 30, 2006.

Convertible Notes

On March 27, 2006, the Company and the purchasers of the Convertible Notes agreed to convert all $2,338,785 of the Convertible Debt into shares of the Company’s common stock at a price of $1.00 per share.

Callable secured convertible note

In November 2005, the company entered into a securities purchase agreement, which provides for the purchase and sale of convertible notes and warrants. Under the securities purchase agreement, the company will receive up to $4,800 from the convertible note holders, and they will receive in return a corresponding amount of the company’s 8% callable secured convertible notes and warrants to purchase up to an aggregate of 2,400,000 shares of common stock. In addition, the company also issued 100,000 shares of common stock and under the terms of the agreement will issue warrants to purchase up to 540,000 shares of common stock to two convertible note holders, Laidlaw & Company and Stonegate Securities, LLC who helped to find purchasers for the November 2005 private placement. The terms of the notes provide for full payment on or before the third anniversary date of issuance, with interest of 8% per annum, which may be converted at any time at the lesser of (i) $0.68 or (ii) the average of the lowest three inter-day trading prices during the twenty trading days immediately prior to the date the conversion notice is sent, discounted by forty-five percent. The terms of the warrants entitle each convertible note holder to purchase shares of common stock at a price equal to $1.00 per share before the fifth anniversary date of the issuance. Under the related registration rights agreement, the Company agreed to register all of the shares underlying such convertible notes and warrants to allow the convertible note holders to sell them in a public offering or other distribution.

On November 17, 2005, the investors purchased (i) $1,600 of the 8% convertible notes, none of which have been converted, and (ii) warrants to purchase up to 800,000 shares, none of which have been exercised. In addition, the Company issued 100,000 shares of common stock and warrants to purchase up to an additional 180,000 shares of common stock to two convertible note holders, Laidlaw & Company and Stonegate Securities, LLC, who helped to identify purchasers for private placement.

On December 28, 2005, as a result of filing the registration statement, the investors purchased (i) $1,600 of the 8% convertible notes, none of which have been converted, and (ii) warrants to purchase up to 800,000 shares, none of which have been exercised. In addition, the Company issued warrants to purchase up to an additional 180,000 shares of common stock to two convertible note holders, Laidlaw & Company and Stonegate Securities, LLC.

We determined that the transaction included embedded derivatives. Accordingly, we valued each element of the transaction and the total value was determined to be $5,204 for the face value of $4,800. Since during 2005 the company only received $3,200 funding from the issue of these notes, $5 was charged to the statement of operations and $223 has been deferred to be expensed over three years, which is the life of the note. During the three months ended March 31, 2006 $19 was charged to the statement of operations.

Under the terms of the securities purchase agreement, subject to the satisfaction of additional conditions by the Company, the investors are obligated to purchase an additional $1,600 of our 8% notes and warrants to purchase 800,000 shares of our common stock within five days following the date on which the registration statement covering the securities issued to the convertible note holders is declared effective by the Securities and Exchange Commission. The additional conditions that must be satisfied by the Company prior to the purchase by the investors of the remaining convertible notes and warrants consist of the following: (i) the Company's representations and warranties contained in the securities purchase agreement are true and correct in all material respects on the date of purchase; (ii) there is no litigation, statute, rule, regulation, executive order, decree, ruling or injunction that has been enacted, entered, promulgated or endorsed by or in any court or government authority of competent jurisdiction or any self-regulatory organization having requisite authority which prohibits the transactions contemplated by the securities purchase agreement; (iii) no event has occurred which could reasonably be expected to have a material adverse effect on the Company; (iv) the shares of common stock underlying the convertible notes and warrants have been authorized for quotation on the Over-The-Counter Bulletin Board, or OTCBB, and trading in our common stock on the OTCBB has not been suspended by the Securities and Exchange Commission or the OTCBB; (v) the Company shall provide a legal opinion to the investors; and (vi) the Company shall provide certain certificates of its officers to the investors regarding the Company's capitalization and the truth and correctness of its representations and warranties in the securities purchase agreement. If the registration statement is not declared effective, the investors have no obligation to purchase the remaining 8% convertible notes or the related warrants.

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

	Three Months Ended March 31,
	2006	2005

Numerator - Basic	$(1,916)	$(1,254)

Denominator - Basic
Weighted average common shares outstanding	38,512,173	35,802,504

Net loss per share - Basics	$(0.05)	$(0.04)

(1) March 31, 2005 shares outstanding is based on the number of shares outstanding effective with the reverse merger into Rescon on April 4, 2005.

NOTE 7: COMMON STOCK (in actual amounts)

As of March 31, 2006, there were 41,238,334 shares of Common Stock issued and outstanding.

NOTE 8 LEGAL MATTERS

On November 17, 2005, Siemens Shared Services, LLC filed a law suit with the Superior Court of New Jersey in Middlesex County against the Company claiming damages of $216,000 plus interest and legal fees in connection with the non-payment of a portion of the debt assumed by the Company in connection with its acquisition of Xpeed Communications, Inc.

In addition, the Company is from time to time party to various legal proceedings, arising in the ordinary course of business. Based on evaluation of these matters and discussions with the Company's counsel, the Company believes that liabilities arising from or sums paid in settlement of these existing matters as of March 31, 2006 will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

NOTE 9: GOING CONCERN

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

The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report, as well as, the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Commission on April 3, 2006 and amended on May 1, 2006, and other filings that the Company may make, from time to time, with the Commission.

OVERVIEW

Headquartered in Santa Clara, CA, Nayna Networks, Inc., ("Nayna" or the "Company") is a hardware and software development company that designs, develops and markets next generation broadband access solutions, also known as Ethernet in the First Mile ("EFM") for the secure communications market.

Nayna was formed as a result of a merger and plan of reorganization (the "Merger") between ResCon Technology Corporation ("Rescon") and Nayna Networks, Inc. ("NNI"). On April 1, 2005, NNI merged into Rescon in a stock-for-stock transaction. As a result of the Merger, Rescon continued as the surviving corporation, assumed the operations and business plan of NNI, the stockholders of NNI became stockholders of Rescon, and Rescon changed its name to Nayna Networks, Inc. (trading symbol NAYN.OB).

RESULTS OF OPERATIONS

Revenues, Cost of Sales and Gross Profit

The Company shipped it’s first commercial products in the three months ended March 31, 2006 and recognized revenue of $317,000 and cost of goods of $269,000. During the three months ended March 31, 2005, the Company did not have any material revenue, cost of sales or gross profit. As a development stage company, any revenues generated by trial and evaluation sales have been classified as a reduction of expenses.

Operating Expenses

Operating expenses include research and development, business development and general and administrative expenses. Total operating expenses for three months ended March 31, 2006 and March 31, 2005 were $1.7 million and $1.1 million, respectively. Such increase of $0.6 million resulted primarily from the following:

Decreased research and development expenditures of $10,000 as a result of a decrease of $92,000 in salaries and wages and a decrease of $11,000 in other expenses offset by an increase of $93,000 increase in equipment leasing expenses.

Decreased business development expenditures of $26,000 as a result of a decrease in the number of sales and marketing employees and a focus on large partners and channels; and

Increased general and administration expenditures of $623,000 as a result of legal, accounting and other expenses related to the Company's increased obligations upon becoming a reporting enterprise.

Other Expenses

Other expenses include interest expense and merger-related costs. Other expense for the three months ended March 31, 2006 and March 31, 2005, was $293,000 and $167,000, respectively. Such increase of $126,000 was primarily due to interest expense on the callable secured convertible notes and the bridge loans.

Other Income

Other income includes interest income. Other income for the three months ended March 31, 2006 and March 31, 2005 was $5,000 and $2,000, respectively. Such increase was the result of the Company investing a portion of the funds received from the issuance of the callable secured convertible notes in an interest bearing money market account.

Net Loss

As a result of the foregoing factors, for the three months ended March 31, 2006 and March 31, 2005, the Company incurred a net loss of $1.9 million and $1.3 million, respectively.

During the Company's continuing development phase, it has consistently sustained operating losses and expects such losses to continue through the rest of fiscal 2006 and for the foreseeable future.

Liquidity and Capital Resources

As of March 31, 2006 we had a working capital deficit of $3.4 million and $421,000 in cash and cash equivalents, which represents a decrease of $1.4 million from $1.8 million at December 31, 2005.

In November 2005, the company entered into a securities purchase agreement, which provides for the purchase and sale of convertible notes and warrants. Under the securities purchase agreement, the company will receive up to $4.8 million from the convertible note holders, and they will receive in return a corresponding amount of the company’s 8% callable secured convertible notes and warrants to purchase up to an aggregate of 2,400,000 shares of common stock. In addition, the company also issued 100,000 shares of common stock and under the terms of the agreement will issue warrants to purchase up to 540,000 shares of common stock to two convertible note holders, Laidlaw & Company and Stonegate Securities, LLC who helped to find purchasers for the November 2005 private placement. The terms of the notes provide for full payment on or before the third anniversary date of issuance, with interest of 8% per annum, which may be converted at any time at the lesser of (i) $0.68 or (ii) the average of the lowest three inter-day trading prices during the twenty trading days immediately prior to the date the conversion notice is sent, discounted by forty-five percent. The terms of the warrants entitle each convertible note holder to purchase shares of common stock at a price equal to $1.00 per share before the fifth anniversary date of the issuance. Under the related registration rights agreement, the Company agreed to register all of the shares underlying such convertible notes and warrants to allow the convertible note holders to sell them in a public offering or other distribution.

On November 17, 2005, the investors purchased (i) $1.6 million of the 8% convertible notes, none of which have been converted, and (ii) warrants to purchase up to 800,000 shares, none of which have been exercised. In addition, the Company issued 100,000 shares of common stock and warrants to purchase up to an additional 180,000 shares of common stock to two convertible note holders, Laidlaw & Company and Stonegate Securities, LLC, who helped to identify purchasers for private placement.

On December 28, 2005, as a result of filing the registration statement, the investors purchased (i) $1.6 million of the 8% convertible notes, none of which have been converted, and (ii) warrants to purchase up to 800,000 shares, none of which have been exercised. In addition, the Company issued warrants to purchase up to an additional 180,000 shares of common stock to two convertible note holders, Laidlaw & Company and Stonegate Securities, LLC.

Under the terms of the securities purchase agreement, subject to the satisfaction of additional conditions by the Company, the investors are obligated to purchase an additional $1.6 million of our 8% notes and warrants to purchase 800,000 shares of our common stock within five days following the date on which the registration statement covering the securities issued to the convertible note holders is declared effective by the Securities and Exchange Commission. The additional conditions that must be satisfied by the Company prior to the purchase by the investors of the remaining convertible notes and warrants consist of the following: (i) the Company's representations and warranties contained in the securities purchase agreement are true and correct in all material respects on the date of purchase; (ii) there is no litigation, statute, rule, regulation, executive order, decree, ruling or injunction that has been enacted, entered, promulgated or endorsed by or in any court or government authority of competent jurisdiction or any self-regulatory organization having requisite authority which prohibits the transactions contemplated by the securities purchase agreement; (iii) no event has occurred which could reasonably be expected to have a material adverse effect on the Company; (iv) the shares of common stock underlying the convertible notes and warrants have been authorized for quotation on the Over-The-Counter Bulletin Board, or OTCBB, and trading in our common stock on the OTCBB has not been suspended by the Securities and Exchange Commission or the OTCBB; (v) the Company shall provide a legal opinion to the investors; and (vi) the Company shall provide certain certificates of its officers to the investors regarding the Company's capitalization and the truth and correctness of its representations and warranties in the securities purchase agreement. If the registration statement is not declared effective, the investors have no obligation to purchase the remaining 8% convertible notes or the related warrants.

During 2005, we borrowed $1.2 million from accredited investors. In connection with these loans, we issued warrants to purchase 750,990 shares of our common stock and agreed to register shares obtained upon exercise of these warrants with the Securities and Exchange Commission. The notes accrue interest at 8% per annum and have effective dates that range from April 27, 2005 to November 2, 2005. The warrants terminate three years from the date of issuance and the exercise prices were determined by using the average volume weighted share price for the ten (10) trading days prior to the issuance of the related notes and range from $0.71 per share to $2.08 per share. The notes had original maturity dates 120 days from date of issuance but all have been modified to extend the maturity dates to June 30, 2006.

We believe the cash and cash equivalents of $421,000 on hand at March 31, 2006 will be sufficient to support the Company’s growth operations through June 2006, without relying on income revenue from sales. We expect that the additional $1.6 of funds to be received when the registration statement becomes effective will support the operations of the Company for an additional six months. We expect that additional funds will need to be raised through the issuance of equity or convertible debt securities during the third quarter of 2006 in order to sustain the Company’s operations through December 31, 2006.

Cash Flows

During the quarter ended March 31, 2006 cash was primarily used to fund Company expenses. Cash and cash equivalents decreased by $1.4 million during the three months ended March 31, 2006. The Company's summary cash flow information for the three month periods ended March 31, 2006 and 2005 is set forth below:

	Three Months Ended March 31,
	2006	2005
Net cash used in operating activities	$(1,321)	$(1,033)
Net cash used in investing activities	(5)	(1)
Net cash used/Provided in financing activities	(35)	630
Net Increase (decrease) in cash	$(1,361)	$(404)

Significant Events

On January 20, 2006, pursuant to the terms of an Asset Purchase Agreement, we completed the acquisition of substantially all of the assets (including all tangible assets, intellectual property, contractual rights and employees and all outstanding capital stock of its wholly-owned subsidiary, Abundance Networks (India) Pvt. Ltd.) and certain of the liabilities (including approximately $600,000 of bank debt of its India subsidiary) of Abundance Networks, LLC, a privately held company that had been located in Shelton, Connecticut, that had provided Ethernet over Sonet/SDH, enterprise-class network products and services. The business formerly operated by Abundance Networks is now operated as a subsidiary of Nayna named Nayna Networks Broadband, Inc. Abundance Networks Indian subsidiary has been renamed Nayna Networks (India) Private Limited and is now a wholly-owned subsidiary of Nayna Networks Broadband, Inc.

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

WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We continue to incur operating losses due primarily to product development costs and increasing sales and marketing expenses. In addition, we plan to invest heavily in marketing and promotion, the hiring of additional employees and to enhance our products and technologies through both internal development efforts and strategic acquisitions. As a result of these expenditures, we expect to incur net losses for a significant period of time. We believe these expenditures are necessary to build and maintain hardware and software technologies related to our products and to penetrate our target markets. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater than they are at the present time and we may never achieve profitability. Because we have incurred losses since our inception, have current liabilities in excess of our current assets and do not have sufficient cash on hand to continue our operations for more than approximately seven months, our auditors have expressed substantial doubt about our ability to continue as a going concern.

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

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

We may make additional acquisitions or investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other networking equipment companies. We plan to use this as a strategy to grow our business and are in discussions with a number of parties relating to any such acquisition or investment. If we buy a company, then we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.

Past Nayna acquisitions include Abundance Networks for its SONET/SDH products and Xpeed Networks for its Passive Optical Networking (PON) products. In both cases the purpose was to expand Nayna’s product offerings within the broadband access market place. Due to a similar focus within the networking industry the assimilating of Abundance and Xpeed professional personnel from the acquisitions has been relatively smooth. The integration of operations has also been relativity smooth due to similar customer requirements from within the industry. We have encountered some difficulties including, combining infrastructures (such as email systems), changing work flows (such as project management and reviews of products under development) and need for simplification of management reporting. However, future acquisitions may present greater difficulties.

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

Factors that could cause such volatility may include, among other things:
•	actual or anticipated fluctuations in our quarterly operating results;
•	announcements of technological innovations;
•	changes in financial estimates by securities analysts;
•	conditions or trends in the network control and management industry;
•	changes in the market valuations of other such industry related companies; and
•	the acceptance of market makers and institutional investors of the Company and our stock.

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

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

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

We are authorized to issue up to 1,000,000,000 shares of common stock. As of March 31, 2006, 4,424,691 shares of common stock were reserved for issuance upon exercise of our outstanding warrants and options other than those issued in connection with the notes and debentures, and an additional 38,821,841 shares of common stock were reserved for issuance upon conversion of the notes and debentures and exercise of the warrants issued in connection with the notes and bridge loans. As of March 31, 2006, there were 41,238,334 shares of common stock outstanding. Of these outstanding shares, 4,183,057 shares were freely tradable without restriction under the Securities Act of 1933, as amended, unless held by affiliates.

As of March 31, 2006, $3,200,000 principal amount of callable secured convertible notes were issued and outstanding. Within 5 days of the effectiveness of the date the registration statement filed December 19, 2005 as amended April 7, 2006 on Form SB-2, we will issue an additional $1,600,000 in convertible notes to the investors for an aggregate total of $4,800,000 in convertible notes. The notes are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the lesser of the (a) then current variable conversion price and (b) $0.68 per share. If converted on March 31, 2006, the $4,800,000 principal amount of notes would have been convertible into 30,094,044 shares of our common stock (or 33,034,044 shares if the warrants to purchase 2,940,000 shares were also exercised in full), but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

As of March 31, 2006, warrants to purchase 1,600,000 shares of common stock issued to the purchasers of the notes were outstanding. Within 5 days of the effectiveness of the registration statement on Form SB-2 filed with the Securities & Exchange Commission on December 19, 2005 and amended April 7, 2006, we will issue warrants to purchase an additional 800,000 shares to the investors for an aggregate total of warrants to purchase 2,400,000 shares. We have also issued warrants to purchase 360,000 of common stock to brokers involved with the financing. Within 5 days of the effectiveness of date the registration statement filed December 19, 2005 as amended April 7, 2006 on Form SB-2, we will issue warrants to purchase an additional 180,000 shares to the brokers for an aggregate total of warrants to purchase 540,000 shares. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if we issue stock at less than $1.00 in the future. Warrants to purchase 980,000 shares of common stock expire on November 17, 2010, warrants to purchase 980,000 shares of common stock expire on December 28, 2010 and the remaining warrants to purchase 980,000 shares of common stock will expire five years from the date on which they are issued. The shares of common stock issuable upon exercise of these warrants are being registered pursuant to the registration statement on Form SB-2 filed with the Securities & Exchange Commission on December 19, 2005 and amended April 7, 2006.

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

Because the notes are convertible at a floating rate based on a substantial discount, equal to 55% of the current market price at the time of conversion to the then-prevailing market price, the lower the stock price at the time the holder converts, the more common shares the holder will receive. Furthermore, there is no limit on how low the conversion price can be, which means that there is no limit on the number of shares that we may be obligated to issue. This will result in further dilution to the purchasers of our common stock. To the extent the convertible note holders convert and then sell their common stock upon conversion of the notes, the common stock price may decrease due to the additional shares in the market, allowing the convertible note holders to convert their convertible notes into even greater amounts of common stock, the sales of which would further depress the stock price.

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

Each holder of these notes has agreed not to own more than 4.99% of our common stock at any one time; however, the number of shares into which the convertible notes can convert could prove to be significantly greater in the event of a decrease in the trading price of our common stock. The following table presents the number of shares of our common stock that we would be required to issue as of May 15, 2006 and the number of shares we would be required to issue if our common stock declined by 50% or 75%.

	As of	50%	75%
	May 15,	Decline	Decline

Conversion price per share:	$0.05500	$0.02750	$0.013750

Total shares issuable upon conversion of notes and exercise of warrants	90,212,727	177,485,455	352,030,909

Percentage of total outstanding Shares	4.99%	4.99%	4.99%

Percentage of total outstanding Shares (not taking into account the 4.99% ownership limitation)	68.63%	81.15%	89.51%

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

Under the registration rights agreement, if the registration statement relating to the convertible notes and warrants is not declared effective by the Securities and Exchange Commission on or before March 17, 2006 or the investors cannot make sales under the registration statement for any period of time after the registration statement is declared effective, we are obligated to pay a registration default fee to the 8% note holders equal to the principal of the note outstanding multiplied by .02 multiplied by the sum of the number of additional months required for the registration statement to become effective (or on a pro rata basis). The registration statement is not currently effective and we are incurring liquidated damages in the amount of $64,000 per month.

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

WE MAY BE REQUIRED TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES OF OUR COMMON STOCK IN CONNECTION WITH OUR PURCHASE OF SUBSTANTIALLY ALL OF THE ASSETS OF ABUNDANCE NETWORKS LLC, RESULTING IN FURTHER DILUTION TO PURCHASERS OF COMMON STOCK.

Because certain of the issuances of common stock that we may be required to make in connection with our purchase of substantially all of the assets of Abundance Networks LLC, or ANI, are subject to adjustment based on the average of the closing prices of our common stock during the twenty consecutive trading days ending one day prior to the date of such adjustment, the lower our stock price at the time of such adjustment, the more shares of common stock we will be required to issue. To illustrate, the following table presents the number of shares of our common stock that we would be required to issue to True-up the Original Issue and all shares potentially issuable upon the True-up of the Indemnification Shares and the Earnout Shares (assuming that all Indemnification Shares are released from escrow and the maximum number of Earnout Shares have been earned) as of May 15, 2006 and the number of shares we would be required to issue if our common stock declined by 50% or 75%:

	As of	50%	75%
	May 15	Decline	Decline
Conversion price per share:	$0.155500	$0.077750	$0.038875

Shares issuable upon True-up of Original Issue	13,640,997	28,431,994	58,013,987
Shares Issuable upon True-up of Escrow Shares	4,151,608	8,653,215	17,656,431
Maximum Number of Earnout Shares issuable as adjusted for True-up	22,508,039	45,016,077	90,032,154

Total additional shares potentially issuable	40,300,643	82,101,286	165,702,572

IF WE LOSE THE SERVICES OF OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, NAVEEN BISHT, OR OTHER KEY PERSONNEL, WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS STRATEGY EFFECTIVELY.

Our future success depends in large part upon the continued services of Naveen Bisht, our President and Chief Executive Officer. The loss of Mr. Bisht could harm our ability to implement our business strategy and respond to the rapidly changing needs of our customers. In addition, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

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

These errors may have a material adverse effect on our business and may result in the following, among other things:
•	significant warranty and repair costs;
•	diverting the attention of our engineering personnel from new product development efforts;
•	delaying the recognition of revenue; and
•	significant customer relations problems.

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

As of March 31, 2006, we had 41,119,617 shares of our common stock issued and outstanding of which 36,936,560 shares are restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2006 the Company issued an aggregate of 2,170,408 shares of its common stock, $0.0001 par value per share (the “Shares “) to Abundance Networks, LLC, or ANI, pursuant to the terms of an Asset Purchase Agreement for the acquisition of certain assets, technology, and liabilities.

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

Nayna Networks, Inc.

Dated: May 15, 2006	By: /s/ Naveen S. Bisht
Naveen S. Bisht, CEO

Dated: May 15, 2006	By: /s/ William Wong
William Wong, Acting CFO