Form 10QSB
period 2006-06-30
Nayna Networks, Inc.
filed 2006-08-21
CIK 769591

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, par value $0.0001, 42,497,198 shares outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2006	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48	$130
Restricted cash	44	0
Accounts receivable, net of allowances for doubtful accounts of $0 and $33	478	137
Prepaid expenses and other current assets	19	87
Total current assets	589	354

Equipment and improvements, net	63	251
Purchased intangibles	0	0
Other assets	2,114	324
Total assets	$2,766	$929

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,628	$1,141
Accrued liabilities	1,529	298
Accrued payroll liabilities	678	481
Notes payable	1,534	646
Total current liabilities	5,369	2,566

Derivative liability related to callable secured convertible notes	1,956	-
Warrant liability related to callable secured convertible notes	248	2,372
Callable secured convertible notes	1,139	-
Total Long-term liabilities	3,343	2,372

Stockholders’ equity:
Series D preferred stock, Auth shares 52,500,000, shares O/S 19,531,247 at 12/31/04	-	20
Common Stock: $0.001 par value, 1,000,000,000 shares authorized at June 30, 2006 and June 30, 2005 and 42,497,198 and 36,533,004 shares issued and outstanding as of June 30, 2006 and June 30, 2005	8	10
Additional paid-in-capital	61,351	51,981
Deferred compensation	(684)	(-)
Deficit accumulated during the development stage	(66,622)	(56,020)
Total stockholders’ (deficit) equity	(5,946)	(4,009)

Total liabilities and stockholders’ equity	$2,766	$929

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Cumulative Period from February 10, 2000 (date of inception) to
	2006	2005	June 30, 2006
Revenues	$19	$0	$336
Cost of goods	48	0	317
Gross profit	(29)	0	19

Operating expenses:
Research and development	457	1,184	39,455
Business development	115	223	2,726
General and administrative	522	261	8,055
Total operating expenses	1,094	1,668	50,236
Loss from operations	(1,123)	(1,688)	(50,217)
Interest income	0	(0)	2,390
Interest expense	(103)	(8)	(935)
Merger related costs	(0)	370	(11)
Impairment of goodwill and other assets	(0)	(78)	(5,833)
Net loss	$(1,226)	$(1,384)	$(54,606)

Net loss per share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.02)	$(0.04)

Weighted shares outstanding (1)
Basic	38,175,739	35,804,502
Diluted	57,991,701	35,804,502

(1) June 30, 2005 shares outstanding is based on the number of shares outstanding effective with the reverse merger into Rescon on April 4, 2005.

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Cumulative Period from February 10, 2000 (date of inception) to
	2006	2005	June 30, 2006
Cash flows from operating activities:
Net loss	$(1,226)	$(1,385)	$(54,608)
Adjustments to reconcile net loss to net cash used in operations:
Noncash charges related to stock options granted to consultants and accelerated vesting of employee stock options	0	0	40
Noncash interest expense related to issuance of convertible debt	0	0	0
Depreciation and amortization	456	137	4,207
Noncash issuance of common stock for services charged to operations	0	0	0
Amortization of discount on warrants associated with equipment financing	0	0	202
Impairment of goodwill related to acquisitions	0	0	5,833
Loss (gain) on sale of property and equipment	0	(370)	1,126
Changes in operating assets and liabilities:
Restricted cash	(44)	(0)	(258)
Accounts receivable	(341)	(4)	(501)
Prepaid expenses and other current assets	68	48	33
Other assets	(1,790)	6	(1,806)
Accounts payable	487	496	1,142
Accrued liabilities	1,231	43	1,471
Accrued payroll liabilities	197	69	492
Net cash used in operating activities	(961)	(959)	(42,626)

Cash flows from investing activities:
Purchase of property and equipment	(0)	(1)	(1,238)
Proceeds from sale of property and equipment	-	301	445
Costs associated with the acquisition of Xpeed, Inc.	-	-	(3,685)
Net cash used in investing activities	(0)	301	(4,478)

Cash flows from financing activities:
Proceeds from loan facility	0	330	327
Payments on capital lease obligations and loan facility	0	( )	(5,589)
Proceeds from issuance of common stock, net of repurchases	0	0	243
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	0	0	11,953
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	0	0	35,897
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	0	0	3,399
Issuance of convertible debt, net of issuance costs	0	103	622
Proceeds from bridge loan	0	0	0
Payment on bridge loans	(0)	0	(0)
Net cash provided (used) by financing activities		433	46,852
Net increase (decrease) in cash and cash equivalents	(961)	(225)	(252)
Cash and cash equivalents at beginning of period	130	355	0
Cash and cash equivalents end of period	$(831)	$130	$(252)

Non-cash financing activities:
Conversion of preferred stock into common	$0	$214
Issuance of preferred stock for conversion of note payable	$0	$250
Shares issued for purchase of intangibles	$0	$9
Shares issued for services or settlement of claims	650

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

The Company has experienced net losses since its inception and had an accumulated deficit of $66.6 million as of June 30, 2006. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and market its products. However, the Company's ability to continue its operations as a going concern is in doubt (See Note 9 - Going Concern). Regardless of when or if the Company is able to commercialize its products, the Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company or at all. Any additional equity or convertible debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, as permitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted. These interim condensed consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement Form SB-2/A-3 as amended July 31, 2006 and other filings that the Company may make, from time to time, with the Commission.

The information contained herein has been prepared by the Company in accordance with the rules of the Commission. The financial information contained herein as of June 30, 2006, for the six months ended June 30, 2006 and 2005, and for the cumulative period from February 10, 2000 (date of inception) to June 30, 2006 is unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

All amounts set forth in these Notes to the Condensed Consolidated Financial Statements are in thousands (`000s), except per share data (except where specifically noted otherwise).

Principals of Consolidation

The consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America and include the Company and its wholly owned subsidiaries. All inter-company transactions have been eliminated.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our consolidated resulting operations, financial position or cash flows.

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company’s adoption of FSP 115-1 will not have a material impact on our results of operations or financial condition.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirement of Statement 133, establishes a requirement to evaluate interests in securitized financial assets, clarifies the concentrations of credit risk, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. The Statement improves financial reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial assets and allowing an entity to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a measurement. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The implementation of SFAS 155 is not expected to have a material impact on the Company’s consolidated resulting operations, financial position or cash flows.

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

Abundance

On January 20, 2006, we completed the acquisition of substantially all of the assets, including all of its intellectual property and all outstanding capital stock of its wholly-owned subsidiary, Abundance Networks (India) Pvt. Ltd., or ANI India, and certain of the liabilities, including approximately $600 of bank debt of ANI India, of Abundance Networks, LLC, or ANI, pursuant to the terms of an Asset Purchase Agreement. ANI India is now a wholly-owned subsidiary of the Company known as Nayna Broadband, Inc. ANI had been a privately held company located in Shelton, Connecticut, that provided Ethernet over Sonet/SDH, enterprise-class network products and services.

Under the terms of the Asset Purchase Agreement, substantially all of ANI's assets and certain of its liabilities were transferred to a wholly-owned subsidiary of the Company, and the Company issued shares of its common stock to ANI. At the closing, Nayna issued ANI 1,150,000 shares (the "Original Issue") plus the number of shares obtained by dividing $500 by the average of the closing prices of the Company’s common stock during the twenty consecutive trading days ending one day prior to the closing date, as traded on the OTCBB, the actual shares issued were 1,020,408 shares of common stock, or a total of 2,170,408. 350,000 of the shares (the "Indemnification Shares") are being held in escrow for fifteen months to satisfy any indemnification claims by the Company during such period (the "Indemnification Period"). Up to an additional 1,750,000 shares (the "Earnout Shares") may be issued to ANI, based on achievement of certain revenue and earnings milestones. If (a) on the one-year anniversary of the closing, the Original Issue shares do not have an average closing price of at least $2.00 per share, or (b) on the conclusion of the Indemnification Period, the Indemnification Shares do not have an average closing price of at least $2.00 per share, or (c) on the date that any of the Earnout Shares become due and issuable, any such Earnout Shares do not have an average closing price of at least $2.00 per share, such issuances are subject to a true-up calculation, whereby, the total number of shares issued may be adjusted by multiplying the original number of shares issued by $2.00 and dividing by the average of the closing prices of Nayna's common stock during the twenty consecutive trading days ending one day prior to the date of the adjustment, as traded on the OTCBB (or other national exchange) (each such adjustment, a "True-up").

To illustrate, the following table presents the number of shares of our common stock that we would be required to issue to True-up the shares originally issued to Abundance Networks and the maximum number of shares to be released from escrow and to be issued upon achievement of the earn-out milestones as of June 30, 2006 and the number of shares we would be required to issue if our common stock declined by 50% or 75%:

	As of June 30	50% Decline	75% Decline

Conversion price per share	0.10	0.05	0.025

Shares issuable upon True-up of Original Issue	21,850,000	44,850,000	90,850,000

Shares Issuable upon True-up of Escrow Shares	6,650,000	13,650,000	27,650,000

Max. No. of Earnout Shares issuable as adjusted for True-up	35,000,000	70,000,000	140,000,000

Total Additional Shares Potentially Issuable	63,500,000	128,500,000	258,500,000

The purchase price was allocated as follows:

Cash and receivables	210
Net liabilities assumed	$(155)
Purchased Technology	992
$1,047

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Computer equipment	$692	$686
Computer software	1,360	1,354
Furniture and fixtures	2	2
	2,054	2,042
Accumulated depreciation and amortization	(1,991)	(1,911)
	$63	$131

NOTE 4: LEASES

On July 31, 2005, the Company's lease on 180 Rose Orchard Way, San Jose, CA expired. The Company signed a six month lease for the premises located at 4699 Old Ironsides Drive, Santa Clara, California, which the Company now occupies as its primary headquarters. In February 2006 the Company extended that lease through April 2007.

On June 1, 2005, the Company completed the sale of certain equipment to TFG-California, L.P. ("TFG"). Subsequent to such sale, the Company leased the equipment back from TFG through an operating lease having a term of 24 months. Under the terms of the lease agreement, the Company received approximately $700. Such amount is being held, on the Company's behalf, by TFG, and will be released upon the Company meeting certain conditions.

NOTE 5: DEBT

Beginning in late 2004 and during this fiscal year, the Company has continued to fund its operations through debt. As of June 30, 2006 and December 31, 2005, the following amounts are outstanding:

	June 30, 2006	December 31, 2005

Notes payable - bridge loans	$1,534	$1,567
Less: Current Maturity	(1,534)	(1,567)

Convertible Debentures	0	2,339
Less: Current Maturity	0	(2,339)

Callable Secured Convertible Notes:
Derivative liability	1,956	4,754
Warrant liability	248	803
Callable secured convertible notes incl int	1,139	80
Total debt (current and long term)	$4,877	$9,543

Bridge loans

A short term bridge loan of $630 from accredited investors due December 31, 2006. Interest payable at 8% per annum. In addition, the Company issued to the investors, warrants to purchase 283,325 shares of common stock, none of which have been exercised.

A short term bridge loan of $580 from related parties due December 31, 2006. Interest payable at 8% per annum. In addition the Company issued to the investors, warrants to purchase 467,665 shares of common stock, none of which have been exercised.

Two other short term notes to Siemens for obligations previously assumed of $225 and a note to Tsunami for $85.

Convertible Notes

Beginning in November 2004, Nayna Delaware entered into a convertible debt agreement. The debt is convertible into shares of common stock of the public corporation at a conversion price of $1.00 per share upon the filing of the first registration statement in connection with the debt or equity financing. The total debt was converted into 2,338,786 shares on March 27, 2006.

Callable secured convertible notes

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

We determined that the transaction included embedded derivatives. Accordingly, we valued each element of the transaction and the total value was determined to be $5,204 for the face value of $4,800. Since during 2005 the company only received $3,200 funding from the issue of these notes, $5 was charged to the statement of operations and $223 has been deferred to be expensed over three years, which is the life of the note. During the three months ended March 31, 2006, $19 was charged to the statement of operations.

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

NOTE 7: COMMON STOCK (in actual amounts)

As of June 30, 2006, there were 42,497,198 shares of Common Stock issued and outstanding.

NOTE 8 LEGAL MATTERS

The Company is from time to time party to various legal proceedings, arising in the ordinary course of business. Based on evaluation of these matters and discussions with the Company's counsel, the Company believes that liabilities arising from or sums paid in settlement of these existing matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company

NOTE 9: GOING CONCERN

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

Item 2. Management's Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB, including the following sections, contains forward-looking statements. Any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, and the cautionary statements set forth below and those set forth herein under the caption entitled "Risk Factors" identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Investors should not place any undue reliance on any such forward looking statements and are cautioned that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Quarterly Report on Form 10-QSB and other filings we have made, and may make, with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Revenues, Cost of Sales and Gross Profit

The Company continued to ship the first commercial products in the three months ended June 30, 2006 and recognized revenue of $19 and cost of goods of $48. During the six months ended June 30, 2005, the Company shipped $336 in commercial products and incurred $317 in cost of goods sold.

Operating Expenses

Operating expenses include research and development, business development and general and administrative expenses. Total operating expenses for three months ended June 30, 2006 and June 30, 2005 were $1.1 million and $1.7 million, respectively. The decrease of $0.6 million resulted primarily from the following:

Decreased research and development expenditures of $0.7 million as a result of a decrease in salaries and wages and and other associated expenses.

Decreased business development expenditures of $0.1 million as a result of a decrease in the number of sales and marketing employees and a focus on large partners and channels; and

Increased general and administration expenditures of $0.3 million as a result of legal, accounting and other expenses related to the Company's increased obligations upon becoming a reporting enterprise.

Other Expenses

Other expenses include interest expense and impairment of goodwill and other intangible assets. Other expense for the three months ended June 30, 2006 and June 30, 2005, was $103 and $86 respectively.

Other Income

Other income includes interest income and gain on sale of assets. Other income for the six months ended June 30, 2006 and June 30, 2005 was $0 and $370, respectively. The difference was the recording a gain on sale of assets of $370.

Net Loss

As a result of the foregoing factors, for the six months ended June 30, 2006 and June 30, 2005, the Company incurred a net loss of $1.2 million and $1.4 million, respectively.

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

During 2005, we borrowed $1.2 million from accredited investors. In connection with these loans, we issued warrants to purchase 750,990 shares of our common stock and agreed to register shares obtained upon exercise of these warrants with the Securities and Exchange Commission. The notes accrue interest at 8% per annum and have effective dates that range from April 27, 2005 to November 2, 2005. The warrants terminate three years from the date of issuance and the exercise prices were determined by using the average volume weighted share price for the ten (10) trading days prior to the issuance of the related notes and range from $0.71 per share to $2.08 per share. The notes had original maturity dates 120 days from date of issuance but all have been modified to extend the maturity dates to December 31, 2006

We believe the cash and cash equivalents of $48 on hand at June 30, 2006 will be sufficient to support the Company’s growth operations through August 2006, without relying on income revenue from sales. We expect that the additional $1.6 million of funds to be received when the registration statement becomes effective will support the operations of the Company for an additional six months.

Significant Events

On January 20, 2006, pursuant to the terms of an Asset Purchase Agreement, Nayna completed the acquisition of substantially all of the assets (including all tangible assets, intellectual property, contractual rights and employees and all outstanding capital stock of its wholly-owned subsidiary, Abundance Networks (India) Pvt. Ltd.) and certain of the liabilities (including approximately $600 of bank debt of its India subsidiary) of Abundance Networks, LLC, a privately held company that had been located in Shelton, Connecticut, that had provided Ethernet over Sonet/SDH, enterprise-class network products and services. The business formerly operated by Abundance Networks is now operated as a subsidiary of Nayna named Nayna Networks Broadband, Inc. Abundance Networks Indian subsidiary has been renamed Nayna Networks (India) Private Limited and is now a wholly-owned subsidiary of Nayna Networks Broadband, Inc.

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

Past Nayna acquisitions include Abundance Networks for its SONET/SDH products and Xpeed Networks for its Passive Optical Networking (PON) products. In both cases the purpose was to expand Nayna’s product offerings within the broadband access market place. In connection with the acquisitions, we have encountered some difficulties including, combining infrastructures (such as email systems), changing work flows (such as project management and reviews of products under development) and need for simplification of management reporting. Future acquisitions may present greater difficulties relating to the integration of newly acquired companies.

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

We are authorized to issue up to 1,000,000,000 shares of common stock. As of June 30, 2006, 8,779,399 shares of common stock were reserved for issuance upon exercise of our outstanding warrants and options other than those issued in connection with the notes and debentures, and an additional 354,970,909 shares of common stock were reserved for issuance upon conversion of the notes and debentures and exercise of the warrants issued in connection with the notes and bridge loans. As of June 30, 2006, there were 42,497,198 shares of common stock outstanding. Of these outstanding shares, 10,777,438 shares were freely tradable without restriction under the Securities Act of 1933, as amended, unless held by affiliates.

As of July 31, 2006, $3.2 million principal amount of callable secured convertible notes were issued and outstanding. Within 5 days of the effectiveness of the date the registration statement filed December 19, 2005 as most recently amended July 31, 2006 on Form SB-2/A-3, we will issue an additional $1,600,000 in convertible notes to the investors for an aggregate total of $4,800,000 in convertible notes. The notes are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the lesser of the (a) then current variable conversion price and (b) $0.68 per share. If converted on July 31, 2006, the $4.8 million principal amount of notes would have been convertible into 174,545,455 shares of our common stock (or 177,485,455 shares if the warrants to purchase 2,940,000 shares were also exercised in full), but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

As of July 31, 2006, warrants to purchase 1,600,000 shares of common stock issued to the purchasers of the notes were outstanding. Within 5 days of the effectiveness of the registration statement on Form SB-2/A-3 filed with the Securities & Exchange Commission on December 19, 2005 and most recently amended July 31, 2006, we will issue warrants to purchase an additional 800,000 shares to the investors for an aggregate total of warrants to purchase 2,400,000 shares. We have also issued warrants to purchase 360,000 of common stock to brokers involved with the financing. Within 5 days of the effectiveness of date the registration statement filed December 19, 2005 as amended July 31, 2006 on Form SB-2/A-3, we will issue warrants to purchase an additional 180,000 shares to the brokers for an aggregate total of warrants to purchase 540,000 shares. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if we issue stock at less than $1.00 in the future. Warrants to purchase 980,000 shares of common stock expire on November 17, 2010, warrants to purchase 980,000 shares of common stock expire on December 28, 2010 and the remaining warrants to purchase 980,000 shares of common stock will expire five years from the date on which they are issued. The shares of common stock issuable upon exercise of these warrants are being registered pursuant to the registration statement on Form SB-2/A-3 filed with the Securities & Exchange Commission on December 19, 2005 and most recently amended July 31, 2006.

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

Because the notes are convertible at a floating rate based on a substantial discount, equal to the average of the lowest three inter-day trading prices during the twenty trading days immediately prior to the date the conversion notice is sent, discounted by forty-five percent, the lower the stock price at the time the holder converts, the more common shares the holder will receive. Furthermore, there is no limit on how low the conversion price can be, which means that there is no limit on the number of shares that we may be obligated to issue. This will result in further dilution to the purchasers of our common stock. To the extent the convertible note holders convert and then sell their common stock upon conversion of the notes, the common stock price may decrease due to the additional shares in the market, allowing the convertible note holders to convert their convertible notes into even greater amounts of common stock, the sales of which would further depress the stock price.

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

Each holder of these notes has agreed not to own more than 4.99% of our common stock at any one time; however, the number of shares into which the convertible notes can convert could prove to be significantly greater in the event of a decrease in the trading price of our common stock. The following table presents the number of shares of our common stock that we would be required to issue as of July 31, 2006 and the number of shares we would be required to issue if our common stock declined by 50% or 75%:

	As of July 31,	50% Decline	75% Decline

Conversion price per share:	$0.0275	$0.013250	$0.006875

Total shares issuable upon conversion of notes and exercise of warrants	177,485,455	352,030,909	701,121,818

Percentage of total outstanding Shares	4.99%	4.99%	4.99%

Percentage of total outstanding Shares (not taking into account the 4.99% ownership limitation)	80.68%	89.23%	94.29%

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

Under the registration rights agreement, if the registration statement relating to the convertible notes and warrants is not declared effective by the Securities and Exchange Commission on or before March 17, 2006 or the investors cannot make sales under the registration statement for any period of time after the registration statement is declared effective, we are obligated to pay a registration default fee to the 8% note holders equal to the principal of the note outstanding multiplied by .02 multiplied by the sum of the number of additional months required for the registration statement to become effective (or on a pro rata basis). For example, if the registration statement becomes effective one (1) month after March 17, 2006, we would pay $5,000 for each $250,000 of outstanding note principal amount. If thereafter, sales could not be made pursuant to the registration statement for an additional period of one (1) month, we would pay an additional $5,000 for each $250,000 of outstanding note principal amount. Accordingly, our failure to have the registration statement declared effective by March 17, 2006 has resulted in the assessment of liquidated damages in the amount of $320,000 and will continue to result in the assessment of $64,000 per month for each additional month until the registration statement is declared effective.

In addition, we have agreed to have authorized a sufficient number of shares of our common stock to provide for the full conversion of the notes and exercise of the warrants then outstanding and to register and have reserved at all times for issuance at least two times the number of shares that is the actually issuable upon full conversion of the notes and full exercise of the warrants. Accordingly, our failure to comply with this covenant could result in the assessment of additional liquidated damages against us.

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

We may be required to issue up to 1,750,000 additional shares to Abundance Networks based on the achievement of certain revenue and earnings milestones. These shares are known as the earnout shares. In addition, if our stock has an average price of $2.00 on the one year anniversary of the closing or the date(s) on which earnout shares are issued or shares are released from escrow, the total number of shares issued will be adjusted through a True-up calculation by multiplying the original number of shares issued by $2.00 and dividing by the average of the closing prices of our common stock during the twenty consecutive trading days ending one day prior to the date of the adjustment. For a more complete discussion of the additional shares we may be required to issue to Abundance Networks, including the Escrow Shares, and the True-Up calculations, see Note 2 to the financial statements included with this report . As a result, the lower our stock price at the time of such adjustment, the more shares of common stock we will be required to issue. To illustrate, the following table presents the number of shares of our common stock that we would be required to issue to True-up the shares originally issued to Abundance Networks and the maximum number of shares to be released from escrow and to be issued upon achievement of the earnout milestones as of June 30, 2006 and the number of shares we would be required to issue if our common stock declined by 50% or 75%:

	As of June 30	50% Decline	75% Decline
Conversion price per share:	$0.10	$0.05	$0.025

Shares issuable upon True-up of Original Issue	21,850,000	44,850,000	90,850,000

Shares Issuable upon True-up of Escrow Shares	6,650,000	13,650,000	27,650,000

Maximum Number of Earnout Shares issuable as adjusted for True-up	35,000,000	70,000,000	140,000,000

Total additional shares potentially issuable	63,500,000	128,500,000	258,500,000

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

The network equipment market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not regularly introduce new products in this dynamic environment, our product lines will become obsolete. Developments in routers and routing software could also significantly reduce demand for our products. Alternative technologies could achieve widespread market acceptance and displace the technology on which we have based our product architecture. We cannot assure you that our technological approach will achieve broad market acceptance or other technologies or devices will not supplant our own products and technology.

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

WE EXPECT THE AVERAGE SELLING PRICES OF OUR PRODUCTS TO DECREASE, WHICH MAY INHIBIT OUR ABILITY TO OPERATE OUR BUSINESS PROFITABLY.

The network equipment industry has experienced a rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing, technological progress and lower selling prices as companies liquidated excess inventory resulting from the industry slowdown that began in the later part of 2000 and continued into 2004/2005. The industry slowdown has abated and we see the technological progress and global outsourcing as the main price drivers for looking into the future.

We anticipate that the average selling prices of our products will decrease in the future in response to the following, among other things:

•	competitive global pricing pressures;
•	discounting in the sales/distribution channels; and
•	new product introductions by us or our competitors.

We may experience substantial decreases in future operating results due to the erosion of our average selling prices. We expect competitive pressures to remain high due to outsourcing and technological progress and uncertainty of the broader economy. To mitigate the effects of price erosion, we are implementing outsourcing plans to reduce our costs. Our acquisition of Abundance Networks, which offices in Mumbai India, directly addresses the globalization trend, provides us with direct access to lower cost engineering talent and a lower cost sales channel to greater India. Furthermore, we use contract manufacturers for the production of our products and thus we are well positioned to meet customer demand at market prices by building in low cost off shore locations.

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

As of June 30, 2006, we had 42,497,198 shares of our common stock issued and outstanding of which 31,719,760 shares are restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2006 the Company issued an aggregate of 2,170,408 shares of its common stock, $.001 par value per share (the “Shares “) to Abundance Networks, LLC, or ANI, pursuant to the terms of an Asset Purchase Agreement for the acquisition of certain assets, technology, and liabilities.

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

Nayna Networks, Inc.

Dated: August 18, 2006	By:	/s/ Naveen S. Bisht
Naveen S. Bisht, CEO

Dated: August 18, 2006	By:	/s/ William Wong
William Wong, Acting CFO