Form 10QSB
period 2006-09-30
Nayna Networks, Inc.
filed 2006-11-21
CIK 769591

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common stock, par value $0.0001, 43,070,348 shares outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2006	September 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$(27)	$91
Restricted cash	44
Accounts receivable, net of allowances for doubtful accounts of $0 and $33	455	63
Prepaid expenses and other current assets	91	79
Total current assets	563	233

Property and equipment, net	76	150
Intangible asset, net	2,741	0
Other assets
Deposits	256
Unamortized discount and fees	163
Total other assets	419	193
Total assets	$3,799	$576

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and current liabilities	$6,508	$2,120
Notes payable	2,464	1,328
Embedded derivative liability	4,736	2,372
Warranty liability	48
Callable secured convertible note	63
Total current liabilities	13,819	5,820

Long term liabilities
Deferred gain, less current portion
Total long-term liabilities	0	0

Total liabilities	13,819	5,820

Stockholders’ equity:
Series D preferred stock, Auth shares 52,500,000, shares O/S 19,531,247 at 12/31/04
Common Stock: $0.001 par value, 1,000,000,000 shares authorized at September 30, 2006 and September 30, 2005 and 43,078,348 and 35,802,504 shares issued and outstanding as of September 30, 2006 and September 30, 2005	4	30
Additional paid-in-capital	60,709	51,981
Deferred compensation	(453)	(-)
Deficit accumulated during the development stage	(70,280)	(57,255)
Total stockholders’ (deficit) equity	(10,020)	(5,244)

Total liabilities and stockholders’ equity	$3,799	$576

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Cumulative Period from February 10, 2000 (date of inception) to
	2006	2005	September 30, 2006
Revenues	$0	$0	$336
Cost of goods	0	0	318
Gross profit	0	0	18

Operating expenses:
Research and development	262	693	43,720
Business development	89	304	3,741
General and administrative	1,059	52	13,178
Goodwill impairment			9,545
Total operating expenses	1,410	1,049	70,183

Loss from operations	(1,410)	(1,049)	(70,165)

Unrealized (loss) related to derivative and warrant liability	(1,339)		(1,552)
Interest expense, net	(55)	1	1,162
Gain (loss) on sale of assets	53		276

Net loss	$(2,751)	$(1,048)	$(70,279)

Weighted shares outstanding
Basic and diluted	42,586,732	26,302,504

Net loss per share:
Basic and diluted	$(0.06)	$(0.04)

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,		Cumulative Period from February 10, 2000 (date of inception) to
	2006	2005	September 30, 2006
Revenues	$336	$0	$336
Cost of goods	318	0	318
Gross profit	180	0	18

Operating expenses:
Research and development	1,462	2,689	43,720
Business development	377	533	3,741
General and administrative	3,345	740	13,178
Goodwill impairment			9,545
Total operating expenses	5,183	3,962	70,183

Loss from operations	(5,165)	(3,962)	(70,165)

Unrealized (loss) related to derivative and warrant liability	(555)		(1,552)
Interest expense, net	(270)	(40)	1,162
Gain (loss) on sale of assets	158	378	276
Merger related costs		(243)	0

Net loss	$(5,832)	$(3,874)	$(70,279)

Weighted shares outstanding
Basic and diluted	42,586,732	32,652,504

Net loss per share:
Basic and diluted	$(0.14)	$(0.119)

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,				Cumulative Period from February 10, 2000 (date of inception) to
	2006		2005		September 30, 2006
Cash flows from operating activities:
Net loss		$(5,832)		$(3,874)	$(67,528)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization		981		458	5,190
Loss (gain) on sale of property and equipment		(158)			838
Impairment of goodwill related to acquisitions					9,546
Noncash charges related to stock options granted to consultants		231			398
Noncash charges related to issuance of stock options for legal services		24			675
Noncash interest expense related to issuance of convertible debt		177			256
Unrealized (gain) loss related to adjustment of derivative and
warrant liability to fair value of underlying securities		555			1,552
Amortization of financing costs		57			63
Amortization of discount on warrants associated with equipment financing					202

Changes in operating assets and liabilities:
Restricted cash				49
Accounts receivable		(427)		97	(455)
Prepaid expenses and other current assets		(12)		(44)	(233
Other assets		81		(177)	(114)
Accounts payable and accrued liabilities		1,683		930

Net cash used in operating activities		(2,639)		(2,631)	(49,610)

Cash flows from investing activities:
Purchase of property and equipment					(3,685)
Proceeds from sale of property and equipment		(12)		260
Costs associated with the acquisition of Xpeed, Inc.		-		-

Net cash used in investing activities		(12)		260	(3,865)

Cash flows from financing activities:
Proceeds from loan facility		591		610	382
Payments on capital lease obligations and loan facility		231		(1,229)
Proceeds from issuance of common stock, net of repurchases		16			11,953
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs		4			35,897
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs					3,399
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs					2,974
Issuance of convertible debt				2,372	52,454
Proceeds from deferred stock option compensation
Proceeds from issuance of callable secured convertible notes, net of financing costs					(0)
Net cash provided (used) by financing activities		842		1,753	107,057

Net increase (decrease) in cash and cash equivalents		(1,809)		(618)	(27)

Cash and cash equivalents at beginning of period		1,782		709

Cash and cash equivalents end of period		$(27)		$91	$(27)

Non-cash financing activities:
Conversion of preferred stock into common	$		$		)
Issuance of preferred stock for conversion of note payable	$		$
Shares issued on conversion of debentures		2,339
Shares issued for purchase of intangibles		$1,150	$
Shares issued for services or settlement of claims		674

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, as permitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted. These interim condensed consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement Form SB-2/A-6 as amended October 27, 2006 and other filings that the Company may make, from time to time, with the Commission.

The information contained herein has been prepared by the Company in accordance with the rules of the Commission. The financial information contained herein as of September 30, 2006, for the nine months ended September 30, 2006 and 2005, and for the cumulative period from February 10, 2000 (date of inception) to September 30, 2006 is unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

All amounts set forth in these Notes to the Condensed Consolidated Financial Statements are in thousands (`000s), except share and per share data (except where specifically noted otherwise).

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

Stock-Based Compensation

The Company adopted the provisions of SFAS 123(R), Share-Based Payments, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

For the quarter ended September 30, 2006, the operating expenses included a charge of $77 for compensation cost related to stock options.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirement of Statement 133, establishes a requirement to evaluate interests in securitized financial assets, clarifies the concentrations of credit risk, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. The Statement improves financial reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial assets and allowing an entity to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a measurement. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The implementation of SFAS 155 is not expected to have a material impact on the Company’s consolidated resulting operations, financial position or cash flows.

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

Abundance

On January 20, 2006, we completed the acquisition of substantially all of the assets, including all of its intellectual property and all outstanding capital stock of its wholly-owned subsidiary, Abundance Networks (India) Pvt. Ltd., or ANI India, and certain of the liabilities, including approximately $600 of bank debt of ANI India, of Abundance Networks, LLC, or ANI, pursuant to the terms of an Asset Purchase Agreement. ANI India is now a wholly-owned subsidiary of the Company known as Nayna Networks Broadband, Inc. ANI had been a privately held company located in Shelton, Connecticut, that provided Ethernet over SONET/SDH, enterprise-class network products and services.

Under the terms of the Asset Purchase Agreement, substantially all of ANI's assets and certain of its liabilities were transferred to a wholly-owned subsidiary of the Company, and the Company issued shares of its common stock to ANI. At the closing, Nayna issued ANI 1,150,000 shares (the "Initial Issue") plus the number of shares obtained by dividing $500 by the average of the closing prices of the Company’s common stock during the twenty consecutive trading days ending one day prior to the closing date, as traded on the OTCBB, the actual shares issued were 1,020,408 shares of common stock, or a total of 2,170,408. 350,000 of the shares (the "Indemnification Shares") are being held in escrow for fifteen months to satisfy any indemnification claims by the Company during such period (the "Indemnification Period"). Up to an additional 1,750,000 shares (the "Earnout Shares") may be issued to ANI, based on achievement of certain revenue and earnings milestones. If (a) on the one-year anniversary of the closing, the Original Issue shares do not have an average closing price of at least $2.00 per share, or (b) on the conclusion of the Indemnification Period, the Indemnification Shares do not have an average closing price of at least $2.00 per share, or (c) on the date that any of the Earnout Shares become due and issuable, any such Earnout Shares do not have an average closing price of at least $2.00 per share, such issuances are subject to a true-up calculation, whereby, the total number of shares issued may be adjusted by multiplying the original number of shares issued by $2.00 and dividing by the average of the closing prices of Nayna's common stock during the twenty consecutive trading days ending one day prior to the date of the adjustment , as traded on the OTCBB (or other national exchange) (each such adjustment, a "True-up").

To illustrate, the following table presents the number of shares of our common stock that we would be required to issue to True-up the shares originally issued to Abundance Networks and the maximum number of shares to be released from escrow and to be issued upon achievement of the earn-out milestones as of September 30, 2006 and the number of shares we would be required to issue if our common stock declined by 50% or 75%:

	As of Sept. 30	50% Decline	75% Decline

Conversion price per share	0.06	0.03	0.015

Shares issuable upon True-up of Initial Issue	37,183,333	75,516,667	152,183,333

Shares Issuable upon True-up of Indemnification Shares	11,316,667	22,983,333	46,316,667

Max. No. of Earnout Shares issuable as adjusted for True-up	56,583,333	114,916,667	231,583,333

Total Additional Shares Potentially Issuable	105,083,333	213,416,667	430,083,333

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Computer equipment	$692	$692
Computer software	1,360	1,360
Furniture and fixtures	2	2
	2,054	2,042
Accumulated depreciation and amortization	(1,959)	(1,959)
	$76	$95

NOTE 4: INTANGIBLE ASSETS

On January 20, 2006, the Company completed the acquisition of substantially all of the assets and certain liabilities of Abundance Networks, Inc. (Abundance), including its wholly owned subsidiary, Abundance Networks (India) Pvt. Ltd. Abundance is a privately held company located in Shelton, Connecticut, that provides Ethernet over SONET/SDH, enterprise-class network solutions and services.

The acquisition involved issuance of 2,170,408 shares with market value of $1,150 of the Company’s common stock on January 20, 2006 with guarantee of additional shares to be issued in future if shares are trading at less than an average price of $2.00 after one year of acquisition. The initial purchase consideration of $3.5 million is allocated as follows (in thousands):

Cash and receivables	$362
Intellectual property	3,655
Liabilities assumed	(517)
$3,500

For the quarter ended September 30, 2006, the operating expenses include a charge for amortization expense of $305 determined using the straight-line method over the estimated useful life of the asset.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill and other intangible assets to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized. No impairment charge has been recorded in the nine months ended September 30, 2006. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

The management has ascertained the useful life of the purchased intellectual property to be 3 years. The gross carrying value and accumulated amortization related to purchased intellectual property at September 30, 2006 is as presented below (in thousands):

	Three Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2006

Gross Carrying Value of Intellectual property	$3,655	$3,655
Accumulated amortization	304	913
Intangible asset, net	$3,351	$2,742

Amortization expense for the three months and nine months ended September 30, 2006 was $304 and $913, respectively. The Company estimates that aggregate amortization expense will be $1,218 for each of the years ending December 31, 2006, 2007 and 2008.

NOTE 5: LEASES

On July 31, 2005, the Company's lease on 180 Rose Orchard Way, San Jose, CA expired. The Company signed a six month lease for the premises located at 4699 Old Ironsides Drive, Santa Clara, California, which the Company now occupies as its primary headquarters. In February 2006 the Company extended that lease through April 2007.

In June 2005, the Company sold some equipment to a leasing company and immediately executed a 24 month operational lease. The sale and leaseback resulted in net sale proceeds of $631 and a gain of $422. Under the terms of the lease the Company has agreed to pay, on a quarterly basis, $179 over the term of the lease. At the end of the lease the Company has the right to return the equipment, negotiate a re-lease, or purchase the equipment at fair market value.

Gain of $422 is being recognized over the term of lease, with $52 being recognized in current period and $240 being deferred over the remaining term as of September 30, 2006.

The company has defaulted in making the quarterly lease payments since April 1, 2006 and the matter is now in litigation. As of September 30, 2006, lease payments outstanding under this operating lease are $79, net of sale proceeds to be released at the end of lease term $771 and prepaid rent of $179.

NOTE 6: ACCRUED LIABILITIES AND DEBT

Accrued liabilities

Total accrued liabilities as of September 30, 2006 total $4,895. A breakdown of this amount is as follows:

September 30, 2006
Accrued liabilities related to the acquisition of Abundance Networks	$2,458
Accrued liabilities related to the acquisition of Xpeed	123
Accrued liabilities for expenses	1,371
Accrued salaries and benefits	809
Provision for deferred gain	134
Total Accrued Liabilities	$4,895

The accrued liability related to the acquisition of Abundance Networks occurred in 1Q 2006.

Bridge loans and other notes

In connection with the notes issued in 2005, the Company issued 750,990 warrants to purchase shares of common stock to the bridge loan investors. The warrant prices are fixed and were determined by using the average volume weighted share price for the ten (10) trading days prior to the receipt of the funding and range from $0.71 per share to $2.08 per share and expire three years from the date of the note. The fair value of the warrants was estimated using the Black-Scholes option pricing model and was recorded as warrant liability in accordance with the guidance under EITF 00-19. Assumptions used to value these warrants included that all warrants would be exercised on their respective expiration dates, using annualized volatility rate of 100%, and using risk free interest rates ranging from 4% to 4.6%. As of September 30, 2006, warrant liability included the estimated fair value of these warrants of $8.

Total notes payable as of September 30, 2006 total $2,464. A breakdown of this amount is as follows:

September 30, 2006
Short term bridge loan from accredited investors due June 30, 2006 (unpaid as of September 30, 2006), interest payable at 8% per annum. In addition, the Company issued to the investors, warrants to purchase 283,325 shares of common stock, none of which were exercised up to September 30, 2006.	$580
Short term bridge loan from related parties due June 30, 2006, interest payable at 8% per annum. In addition, the Company issued to the investors, warrants to purchase 467,665 shares of common stock, none of which were exercised up to September 30, 2006.	680
Accrued interest on bridge loan ($55 and $43 due to related parties as of September 30, 2006 and June 30, 2006, respectively)	116
Accrued salaries and benefits	809
Notes payable in connection with unsettled claims from acquisition of Xpeed in April 2003, unsecured ($85 due to related parties).	310
Notes payable in connection with assumption of liability upon acquisition of Abundance Networks, Inc., unsecured	193
Note payable to a foreign bank in connection with assumption of liability upon acquisition of Abundance Networks, Inc. and its foreign subsidiary. The note accrues interest at the rate of 15% and is secured by all the assets of the foreign subsidiary.	585
Total Notes Payable	$2,464
Less: current maturity	(2,464)

Callable Secured Convertible Notes

In November 2005, the company entered into a securities purchase agreement which provides for the purchase and sale of callable secured convertible notes and warrants. Under the securities purchase agreement, the company will receive up to $4,800 upon issuance of a corresponding amount of the company’s 8% callable secured convertible notes and warrants to purchase up to an aggregate of 2,400,000 shares of common stock. The conversion of the debt to common stock of the Company is at the option of the holder and may be exercised at any time. The notes were accompanied by a Registration Rights Agreement.

During 2005, the Company received $2,974 ($3,200 net of financing costs) and issued 1,600,000 five year $1.00 warrants, none of which have been exercised. The terms of the notes provide for full payment on or before the third anniversary date of issuance, with interest at the rate of 8% per annum. The company has the option to prepay (i) all of the outstanding principal and unpaid interest at any time if the common stock is trading at or below $0.75 per share and (ii) portion of the outstanding principal and unpaid interest at any time if the common stock is trading at or below $1.12 per share. The notes are convertible into common shares at the lesser of $0.68 or 55% of the market price of the Company’s common stock, as defined. Additionally, the notes are secured by intellectual properties owned by the company.

The notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133 and EITF 00-19 which require the beneficial conversion feature to be treated as an embedded derivative, recording a liability equal to the estimated fair value of the conversion option. In addition, all non-employee warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their fair value. As of September 30, 2006 the Notes were convertible into 124,423,027 common shares and the conversion feature had an estimated fair value of $4,736. Non-employee warrants to acquire a total of 1,600,000 common shares were outstanding and had an estimated fair value of $32. The fair value of the conversion feature and the warrants were estimated using the Black-Scholes option pricing model. Assumptions used to value the warrants and options included assuming that all warrants would be exercised on their respective expiration dates, using annualized volatility of 100%, and using risk free interest rate of 5.275%.

The Company issued 360,000 warrants to purchase shares of common stock, 180,000 warrants being issued on November 17, 2005 and another 180,000 warrants being issued on December 28, 2005 to two selling stockholders, Laidlaw & Company and Stonegate Securities, LLC, who helped to identify purchasers for callable secured convertible notes. The terms of the warrants entitle each selling stockholder to purchase shares of common stock before the fifth anniversary date of the issuance. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if the Company issues stock at less than $1.00 in the future. None of the warrants have been exercised as of September 30, 2006. As per the agreed-upon exclusions no adjustment to the exercise price will be made (i) upon the exercise of any warrants, options or convertible securities granted, issued and outstanding on the date of issuance of this Warrant; (ii) upon the grant or exercise of any stock or options which may hereafter be granted or exercised under any employee benefit plan, stock option plan or restricted stock plan of the Company now existing or to be implemented in the future, so long as the issuance of such stock or options is approved by a majority of the independent members of the Board of Directors of the Company or a majority of the members of a committee of independent directors established for such purpose; or (iii) upon the issuance of securities in connection with a merger, consolidation or purchase of assets, or in connection with any strategic partnership or joint venture (the primary purpose of which is not to raise equity capital), or in connection with the disposition or acquisition of a business, product or license by the Company, so long as the issuance of such securities is approved by a majority of the independent members of the Board of Directors of the Company or a majority of the members of a committee of independent directors established for such purpose; (iv) upon the exercise of the Warrants. Any of the warrants, stock or options, issued or granted subsequently, have not triggered an adjustment to the exercise price of these warrants.

The fair value of the warrants issued was estimated using the Black-Scholes option pricing model and was recorded as warrant liability in accordance with the guidance in EITF 00-19. Assumptions used to value these warrants included that all warrants would be exercised on their respective expiration dates, using annualized volatility rate of 100%, and using risk free interest rate of 5.275%. As of September 30, 2006, warrant liability included the estimated fair value of these warrants of $7.

The estimated fair value of the conversion option and warrants exceeded the carrying value of the Notes; therefore the excess is recorded as a loss on derivative instruments in the Consolidated Statement of Operations in 2006. The change in their estimated fair value resulted in the recognition of loss of $1,339 and $1,552 for the three months and nine months ended September 30, 2006. The fair value of the embedded derivatives, warrants and options will be estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

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

The following table summarizes the various components of the embedded derivative and warrant liability for the three month period ended September 30, 2006.

Three Months Ended Sept. 30, 2006

Derivative liability	$4,736

Warrant liability related to convertible debt	32

Warrant liability related to issuance of other non-employee warrants	15

Callable secured debt and accrued interest	0

Total callable secured convertible notes	4,784

Unrealized gain related to the adjustment of derivative and warrant liability to fair value of underlying securities	$(1,339)

NOTE 7: NET LOSS PER SHARE

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

NOTE 8: COMMON STOCK (in actual amounts)

As of September 30, 2006, there were 43,070,348 shares of Common Stock issued and outstanding.

NOTE 9 LEGAL MATTERS

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

The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report, as well as, the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Commission on April 3, 2006 and amended on May 1, 2006 and November 20, 2006, and other filings that the Company may make, from time to time, with the Commission.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues, Cost of Sales and Gross Profit

The Company did not ship any of its products in the three months ended September 30, 2006 and thus had no revenue nor cost of goods for the period. There was no revenue or cost of goods for the three months ended September 30, 2005.

Operating Expenses

Operating expenses include research and development, business development, general and administrative, and goodwill impairment expenses. Total operating expenses for three months ended September 30, 2006 and September 30, 2005 were $1.4 million and $1.1 million, respectively. This increase of $0.3 million resulted primarily from the following:

Research and development expenditures decreased $0.4 million as a result of a decrease in salaries and wages and other associated expenses.

Business development expenditures decreased $0.2 million as a result of a decrease in the number of sales and marketing employees and a focus on large partners and channels.

General and administration expenditures increased $0.9 million as a result of legal, accounting and other expenses related to the Company's increased disclosure obligations following the reverse merger in April 2005 and expenses related to the acquisition of certain assets, liabilities and technology of Abundance Networks, LLC in January 2006.

There was no impairment of goodwill in either reporting period.

Other Expenses

Other expenses include the unrealized gain or loss related to the adjustment of derivative and warrant liability to the fair value of the underlying securities, net interest expense and any gain or loss on the sale of assets. Other expenses for the three months ended September 30, 2006 and September 30, 2005, were ($1,341) and $1 respectively.

Unrealized Gain or Loss Related to the Adjustment of Derivative and Warrant Liability

For the three months ended September 30, 2006, we had unrealized losses related to derivative and warrant liabilities of ($1,339) as compared to $0 for the same period in 2005. These losses resulted from the November 2005 securities purchase agreement which provides for the purchase and sale of convertible notes and warrants. This agreement and its accounting treatment for the three months ending September 30, 2006 are described below under Liquidity and Capital Resources.

Net Interest Expense

Net interest expense for the three months ended September 30, 2006 and September 30, 2005, was ($55) and $1, respectively. This increase of $56 was primarily due to interest expense on convertible debentures, notes payable and bridge loans.

Net Loss

As a result of the foregoing factors, for the three months ended September 30, 2006 and September 30, 2005, the Company incurred a net loss of $2.8 million and $1.1 million, respectively.

During the Company's continuing development phase, it has consistently sustained operating losses and expects such losses to continue through the rest of fiscal 2006 and for the foreseeable future.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues, Cost of Sales and Gross Profit

During the nine months ended September 30, 2006, the Company shipped $336 in commercial products and incurred $317 in cost of goods sold versus no revenue and no cost of goods for the nine months ended September 30, 2005.

Operating Expenses

Operating expenses include research and development, business development, general and administrative, and goodwill impairment expenses. Total operating expenses for nine months ended September 30, 2006 and September 30, 2005 were $5.2 million and $4.0 million, respectively. This increase of $1.2 million resulted primarily from the following:

Research and development expenditures decreased $1.2 million as a result of a decrease in salaries and wages and other associated expenses.

Business development expenditures decreased $0.2 million as a result of a decrease in the number of sales and marketing employees and a focus on large partners and channels; and General and administration expenditures increased $2.6 million as a result of legal, accounting and other expenses related to the Company's increased disclosure obligations following the reverse merger in April 2005 and expenses related to the acquisition of certain assets, liabilities and technology of Abundance Networks, LLC in January 2006..

There was no impairment of goodwill in either reporting period.

Other Expenses

Other expenses include the unrealized gain or loss related to the adjustment of derivative and warrant liability to the fair value of the underlying securities, net interest expense and any gain or loss on the sale of assets. Other expenses for the nine months ended September 30, 2006 and September 30, 2005, were ($667) and ($95) respectively.

Unrealized Gain or Loss Related to the Adjustment of Derivative and Warrant Liability

For the nine months ended September 30, 2006, we had unrealized losses related to derivative and warrant liabilities of $555 as compared to $0 for the same period in 2005. These gains resulted from the November 2005 securities purchase agreement which provides for the purchase and sale of convertible notes and warrants. This agreement and its accounting treatment for the nine months ending September 30, 2006 are described below under Liquidity and Capital Resources.

Net Interest Expense

Net interest expense for the nine months ended September 30, 2006 and September 30, 2005, was ($270) and ($40), respectively. This increase of $230 was primarily due to interest expense on convertible debentures, notes payable and bridge loans.

Gain (loss) on sale of assets

Gain (loss) on sale of assets for the nine months ended September 30, 2006 and September 30, 2005, was ($279) and ($40), respectively. This loss increase of $239 was due to gain on the sale and lease back of certain Company assets as described in Note 5.

Merger related costs

Merger related costs for the nine months ended September 30, 2006 and September 30, 2005, was ($0) and ($243), respectively. Merger related costs in 2005 were a result of the reverse merger with Rescon Technology.

Net Loss

As a result of the foregoing factors, for the nine months ended September 30, 2006 and September 30, 2005, the Company incurred a net loss of $5.8 million and $3.9 million, respectively.

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

WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We continue to incur operating losses due primarily to product development costs and increasing sales and marketing expenses. In addition, we plan to invest heavily in marketing and promotion, the hiring of additional employees and to enhance our products and technologies through both internal development efforts and strategic acquisitions. As a result of these expenditures, we expect to incur net losses for a significant period of time. We believe these expenditures are necessary to build and maintain hardware and software technologies related to our products and to penetrate our target markets. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater than they are at the present time and we may never achieve profitability. Because we have incurred losses since our inception, have current liabilities in excess of our current assets and have sufficient cash on hand to continue our operations for only a short period of time, our auditors have expressed substantial doubt about our ability to continue as a going concern.

FAILURE TO RAISE ADDITIONAL CAPITAL WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO OPERATE AS A GOING CONCERN.

We anticipate that our currently available funds, including the proceeds from our most recent financing, are sufficient to meet our needs for working capital, capital expenditures and business expansion until the middle of 2007. Thereafter, we will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of nine months. We do not currently have any arrangement in place to raise additional funding. We cannot assure you that additional capital will be available on terms acceptable to us, or at all. Failure to raise sufficient additional capital would have a material adverse effect on our ability to operate as a going concern or to achieve our business objectives.

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

We are authorized to issue up to 1,000,000,000 shares of common stock. As of November 20, 2006, 8,779,399 shares of common stock were reserved for issuance upon exercise of our outstanding warrants and options other than those issued in connection with the notes, and an additional 562,939,534 shares of common stock (representing two times the actual number of shares issuable upon full conversion and exercise of the notes and warrants) were reserved for issuance upon conversion of the notes and debentures and exercise of the warrants issued in connection with the notes and bridge loans. As of November 20, 2006, there were 43,070,348 shares of common stock outstanding. Of these outstanding shares, 7,196,757 shares were freely tradable without restriction under the Securities Act of 1933, as amended, unless held by affiliates.

As of November 20, 2006, $3.2 million principal amount of callable secured convertible notes were issued and outstanding. Within 5 days of the effectiveness of the date the registration statement filed December 19, 2005 as most recently amended October 26, 2006 on Form SB-2/A-6, we will issue an additional $1,600,000 in convertible notes to the investors for an aggregate total of $4,800,000 in convertible notes. The notes are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the lesser of the (a) then current variable conversion price and (b) $0.68 per share. If converted on November 20, 2006, the $4.8 million principal amount of notes would have been convertible into 282,009,737 shares of our common stock (or 279,069,767 shares if the warrants to purchase 2,940,000 shares were also exercised in full), but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

As of November 20, 2006, warrants to purchase 1,600,000 shares of common stock issued to the purchasers of the notes were outstanding. Within 5 days of the effectiveness of the registration statement on Form SB-2/A-6 filed with the Securities & Exchange Commission on December 19, 2005 and most recently amended October 26, 2006, we will issue warrants to purchase an additional 800,000 shares to the investors for an aggregate total of warrants to purchase 2,400,000 shares. We have also issued warrants to purchase 360,000 of common stock to brokers involved with the financing. Within 5 days of the effectiveness of date the registration statement filed December 19, 2005 as amended October 26, 2006 on Form SB-2/A-6, we will issue warrants to purchase an additional 180,000 shares to the brokers for an aggregate total of warrants to purchase 540,000 shares. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if we issue stock at less than $1.00 in the future. Warrants to purchase 980,000 shares of common stock expire on November 17, 2010, warrants to purchase 980,000 shares of common stock expire on December 28, 2010 and the remaining warrants to purchase 980,000 shares of common stock will expire five years from the date on which they are issued. The shares of common stock issuable upon exercise of these warrants are being registered pursuant to the registration statement on Form SB-2/A-6 filed with the Securities & Exchange Commission on December 19, 2005 and most recently amended October 26, 2006.

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

Each holder of these notes has agreed not to own more than 4.99% of our common stock at any one time; however, the number of shares into which the convertible notes can convert could prove to be significantly greater in the event of a decrease in the trading price of our common stock. The following table presents the number of shares of our common stock that we would be required to issue as of November 20, 2006 and the number of shares we would be required to issue if our common stock declined by 50% or 75%:

	As of November 20, 2006	50% Decline	75% Decline

Conversion price per share:	$0.0172	$0.0086	$0.0043

Total shares issuable upon conversion of notes and exercise of warrants	282,009,767	561,079,535	1,119,219,070

Percentage of total outstanding Shares	4.99%	4.99%	4.99%

Percentage of total outstanding Shares (not taking into account the 4.99% ownership limitation)	86.75%	92.87%	96.29%

IF THE PRICE OF OUR COMMON STOCK DECLINES AS THE CONVERTIBLE NOTE HOLDERS CONVERT AND SELL THEIR SHARES INTO THE MARKET, THE CONVERTIBLE NOTE HOLDERS OR OTHERS MAY BE ENCOURAGED TO ENGAGE IN SHORT SELLING OUR STOCK, FURTHER DEPRESSING THE PRICE OF OUR COMMON STOCK.

The significant downward pressure on the price of the common stock as the convertible note holders convert and sell material amounts of common stock could encourage short sales by the convertible note holders or others. Short selling is the selling of a security that the seller does not own, or any sale that is completed by the delivery of a security borrowed by the seller. Short sellers assume that they will be able to buy the stock at a lower amount than the price at which they sold it short. Significant short selling of a company’s stock creates an incentive for market participants to reduce the value of that company’s common stock. If a significant market for short selling our common stock develops, the market price of our common stock could be further and significantly depressed.

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

Under the registration rights agreement, since the registration statement relating to the convertible notes and warrants was not declared effective by the Securities and Exchange Commission on or before March 17, 2006 or the investors cannot make sales under the registration statement for any period of time after the registration statement is declared effective, we are obligated to pay a registration default fee to the 8% note holders equal to the principal of the note outstanding multiplied by .02 multiplied by the sum of the number of additional months required for the registration statement to become effective (or on a pro rata basis). For example, for the first month after March 31, 2006 that the registration statement becomes effective, we were required to pay $5,000 for each $250,000 of outstanding note principal amount. Thereafter, for each month that sales could not be made pursuant to the registration statement, we are required to pay an additional $5,000 for each $250,000 of outstanding note principal amount. Accordingly, our failure to have the registration statement declared effective by March 17, 2006 has resulted in the assessment of liquidated damages in the amount of $512,000 and will continue to result in the assessment of $64,000 per month for each additional month until the registration statement is declared effective.

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

We may be required to issue up to 1,750,000 additional shares to Abundance Networks based on the achievement of certain revenue and earnings milestones. These shares are known as the earnout shares. In addition, if our stock has an average price of $2.00 on the one year anniversary of the closing or the date(s) on which earnout shares are issued or shares are released from escrow, the total number of shares issued will be adjusted through a True-up calculation by multiplying the original number of shares issued by $2.00 and dividing by the average of the closing prices of our common stock during the twenty consecutive trading days ending one day prior to the date of the adjustment. For a more complete discussion of the additional shares we may be required to issue to Abundance Networks, including the Escrow Shares, and the True-Up calculations, see Note 2 to the financial statements included with this report. As a result of this True-up, the lower our stock price at the time of such adjustment, the more shares of common stock we will be required to issue.

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

As of September 30, 2006, we had 43,070,348 shares of our common stock issued and outstanding of which 35,873,591 shares are restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale.

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

The Certifying Officers have also indicated that there were no changes in the Company's internal controls over financial reporting or other factors during the period covered by this report, that has materially affected or is reasonably likely to materially affect, such controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 17, 2005, Siemens Shared Services, LLC filed a law suit with the Superior Court of New Jersey in Middlesex County against us claiming damages of $216,000 plus interest and legal fees in connection with the non-payment of a portion of the debt we assumed in connection with our acquisition of Xpeed Communications, Inc.

On August 18, 2006, Anthony Vassallo filed an application for entry of judgment on sister-state judgment against us for $349,000 in the Superior Court of the State of California, County of Santa Clara, based on a default entered against us in the Supreme Court of the State of New York, county of Nassau on August 3, 2004, prior to the reverse merger between Rescon Technologies Corporation and Nayna Networks, Inc. a Delaware corporation. On September 19, 2006 we filed a motion to vacate the entry of judgment, which was denied on November 2, 2006. We are currently negotiating a settlement with Mr. Vassallo. In addition, we are pursuing indemnification claims against Christian Nigohossian and Northeast Development Corporation, both of whom are contractually committed to indemnify us for such a liability based on agreements entered into at the time of the reverse merger.

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

Nayna Networks, Inc.

Dated: November 20, 2006	By:	/s/ Naveen S. Bisht
Naveen S. Bisht, CEO

Dated: November 20, 2006	By:	/s/ William Wong
William Wong, Acting CFO