Form 10KSB/A
period 2005-12-31
Nayna Networks, Inc.
filed 2006-12-28
CIK 769591

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-KSB/A-2

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒ .

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

Transitional Small Business Disclosure Format: Yes: ☐ No:  ☒

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A-2 is being filed as an Amendment to our Annual Report on Form 10-KSB, which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on March 31, 2006 and amended on May 1, 2006. We are filing this Form 10- KSB/A-2 to restate our financial statements for 2005:

1)	To recognize the derivative and warrant liability associated with the November issuance of convertible debentures (see Notes B and E of the financial statements);
2)	To reclassify the fair value of certain stock issued in consideration for legal services (see Note B of the financial statements);
3)	To reclassify certain convertible notes as debt from equity (see Notes B, E, and M of the financial statements); and
4)	To defer the gain on sale and leaseback of certain equipment over the term of the lease (see Notes B and I of the financial statements);
5)	To include the pro forma information on net loss regarding stock based compensation (see Note G of the financial statements).

Except as otherwise stated, all financial information contained in this Annual Report on Form 10-KSB/A-2 gives effect to these restatements.

This Form 10-KSB/A-2 amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1. Description of Business (Corporate History);

Part II — Item 6. Management’s Discussion and Analysis or Plan of Operation;

Part III — Item 13. Exhibits and Financial Statement Schedules.

In addition, we are also including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-KSB/A-2 as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-KSB/A-2 sets forth the entire Form 2005 10-KSB which was prepared and relates to the Company as of December 31, 2005 and amended on May 1, 2006. However, this Form 10- KSB/A-2 only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our 2005 Form 10-KSB. Accordingly, except for the foregoing amended information, this Form 10- KSB/A-2 continues to speak as of March 31, 2006 (the original filing date of the 2005 Form 10-K), and does not reflect events occurring after the filing of our 2005 Form 10-KSB and does not modify or update those disclosures affected by subsequent events. Forward-looking statements made in the 2005 Form 10-KSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward-looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-KSB/A-2 not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

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

On June 10, 2003, the Company entered into a Software and Technology license with Speed of Thought Trading Corporation giving the Company an exclusive, worldwide, perpetual license to a trading software platform and the associated technology created by Speed of Thought. In exchange for the license, the Company paid a one time license fee of 4,416,000 restricted Company common shares to Speed of Thought. The Company also leased certain equipment from Speed of Thought for 1,000,000 restricted common shares. At the time of the transaction, Mr. Christian Nigohossian, the Company's president and director, was also the president and a director of Speed of Thought.

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

In November 2005, the company entered into a securities purchase agreement which provides for the purchase and sale of callable secured convertible notes and warrants. A complete discussion of this agreement is discussed in Note 6 in the financial statements under Callable Secured Convertible Notes. In 2005 the Company received $2,974 ($3,200 net of financing costs) from this agreement. The investors are obligated to purchase an additional $1,600 of our 8% notes and warrants to purchase 800,000 shares of our common stock within five days following the date the Company’s current SB-2 filing is declared effective by the Securities and Exchange Commission and in each case upon satisfaction of additional conditions by the Company.

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

In addition to the $1.2 million, we had previously borrowed from accredited investors $2,338,785, The subscription agreements had effective dates that ranged from November 15, 2004 to March 17, 2005. The conversion rate was fixed at $1.00 per share and were originally to be converted into common stock of Nayna Networks, Inc., prior to the reverse merger with ResCon Technology Corporation. The agreements were modified to convert the subscriptions to Bridge Notes and were to be converted immediately after the merger with Rescon Technology Corporation was completed but with no fixed conversion date. The Bridge Notes were subsequently modified to be Convertible Notes with no fixed conversion date. The Convertible Notes had piggyback registration rights. There was no redemption provision. There was no interest payable. On March 27, 2006, we converted this debt into 2,338,785 shares of our common stock.

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

Competition and Competitive Position

We believe the principal competitive factors in our markets are:

•	Product speed and throughput performance
•	Quality of service features with traffic management functionality
•	Price & reliability
•	Timeliness of new product introduction
•	Support of industry standards
•	Size and scope of the sales channel
•	Size of the installed customers base

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

Website Access to SEC Filings

We maintain an Internet website at www.nayna.com . The content of our website is not part of this report. We make available, free of charge, through our Internet website our annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Executive Officers

Our current executive officers, and their ages as of December 31, 2005, are as follows:

NAME	AGE	POSITION
Naveen S. Bisht	42	Founder, President, Chief Executive Officer, and Director
Gautam Chanda	48	Vice President Business Development & Vertical Markets
Hari Hirani	50	Vice President Engineering
Dr. Raj Jain	54	Co-Founder and Chief Technology Officer
Michael Meyer	55	Chief Financial Officer

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

We are authorized to issue up to 1,000,000,000 shares of common stock. As of March 29, 2006, 4,424,691 shares of common stock were reserved for issuance upon exercise of our outstanding warrants and options other than those issued in connection with the notes and debentures, and an additional 38,821,841 shares of common stock were reserved for issuance upon conversion of the notes and debentures and exercise of the warrants issued in connection with the notes and bridge loans. As of March 29, 2006, there were 41,119,617 shares of common stock outstanding. Of these outstanding shares, 4,183,057 shares were freely tradable without restriction under the Securities Act of 1933, as amended, unless held by affiliates

As of March 29, 2006, $3,200,000 principal amount of callable secured convertible notes were issued and outstanding. Within 5 days of the effectiveness of the registration statement, we will issue an additional $1,600,000 in convertible notes to the investors for an aggregate total of $4,800,000 in convertible notes. The notes are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the lesser of the (a) then current variable conversion price and (b) $0.68 per share. If converted on March 29, 2006, the $4,800,000 principal amount of notes would have been convertible into 30,094,044 shares of our common stock (or 33,034,044 shares if the warrants to purchase 2,940,000 shares were also exercised in full), but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

As of March 29, 2006, warrants to purchase 1,600,000 shares of common stock issued to the purchasers of the notes were outstanding. Within 5 days of the effectiveness of the registration statement, we will issue warrants to purchase an additional 800,000 shares to the investors for an aggregate total of warrants to purchase 2,400,000 shares. We have also issued warrants to purchase 360,000 of common stock to brokers involved with the financing. Within 5 days of the effectiveness of the registration statement, we will issue warrants to purchase an additional 180,000 shares to the brokers for an aggregate total of warrants to purchase 540,000 shares. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if we issue stock at less than $1.00 in the future. Warrants to purchase 980,000 shares of common stock expire on November 17, 2010, warrants to purchase 980,000 shares of common stock expire on December 28, 2010 and the remaining warrants to purchase 980,000 shares of common stock will expire five years from the date on which they are issued. The shares of common stock issuable upon exercise of these warrants are being registered pursuant to the registration statement.

Purchasers of common stock will experience substantial dilution of their investment upon conversion by the investors of a material portion of the notes. The notes are not registered and may be sold only if registered under the Securities Act of 1933, as amended, or sold in accordance with an applicable exemption from registration, such as Rule 144. The shares of common stock into which the notes may be converted are being registered pursuant to the registration statement.

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

	As of March 29	50% Decline	75% Decline
Conversion price per share:	$0.1595	$0.0975	$0.039875
Total shares issuable upon conversion of notes and exercise of warrants	33,034,044	63,128,088	123,316,176

Percentage of total outstanding Shares	4.99%	4.99%	4.99%

Percentage of total outstanding Shares (not taking into account the 4.99% ownership limitation)	80.49%	153.81%	300.46%

IF THE PRICE OF OUR COMMON STOCK DECLINES AS THE CONVERTIBLE NOTE HOLDERS CONVERT AND SELL THEIR SHARES INTO THE MARKET, THE CONVERTIBLE NOTE HOLDERS OR OTHERS MAY BE ENCOURAGED TO ENGAGE IN SHORT SELLING OUR STOCK, FURTHER DEPRESSING THE PRICE OF OUR COMMON STOCK.

The significant downward pressure on the price of the common stock as the convertible note holders convert and sell material amounts of common stock could encourage short sales by the convertible note holders or others. Short selling is t he selling of a security that the seller does not own, or any sale that is completed by the delivery of a security borrowed by the seller. Short sellers assume that they will be able to buy the stock at a lower amount than the price at which they sold it short. Significant short selling of a company’s stock creates an incentive for market participants to reduce the vale of that company’s common stock. If a significant market for short selling our common stock develops, the market price of our common stock could be further and significantly depressed.

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

Our future success depends in large part upon the continued services of our key technical, sales, marketing and senior management personnel. In particular, Naveen Bisht, our President and Chief Executive Officer, is very important to our business. The loss of any of our senior management or other key research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our customers. In addition, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

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

The foregoing figures were furnished to the Company by the Pink Sheets, LLC, 304 Hudson Street, 2nd Floor, New York, New York 10013.

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

The Company has experienced net losses since its inception and had an accumulated deficit of $64.4 million as of December 31, 2005. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and market its products. However, the Company's ability to continue its operations as a going concern is in doubt. Regardless of when or if the Company is able to commercialize its products, the Company may require additional funding and may sell additional shares of its common stock or preferred stock through private placement or public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company or at all. Any additional equity or convertible debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

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

Stock-Based Compensation

The Company has adopted the disclosure on provisions of SFAS 123, “Accounting for Stock-based Compensation.” Pro forma information regarding net loss is required in SFAS 123. The information is required to be determined as if we had accounted for our employee stock options using the fair value method of that statement. The Company’s pro forma net loss for the years ended December 31, 2005, 2004, and cumulatively from February 10, 2000 (date of inception) to December 31, 2005 would have been $10,895, $5,153 and $64,615, respectively.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield at 0%; weighted average expected option term of ten years; volatility up to 79%, and risk-free interest rates of 3.1% to 4.02%. The weighted average fair value of each option granted during 2005 was $1.40.

All amounts set forth in this management discussion of the results of operations are in thousands (`000s), except share and per share data (except where specifically noted otherwise).

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

Revenues, Cost of Sales and Gross Profit

For the year ended December 31, 2005 and December 31, 2004, we did not have any material revenue, cost of sales or gross profit. As a development stage company, any revenues generated by trial and evaluation sales have been classified as a reduction of expenses. In 2004 and 2005 we recognized approximately $425 and $171, respectively, from sales of our trial and evaluation equipment to customers such as the University of Every (France) and channel partners such as InformaCorp, Crystal-Clear TV, EthoStream, HITs (Canada), Revenga (Spain), and a number of other customers as mentioned below in the table. All of these sales have been classified as a reduction in expenses.

	Customer	Year 2004	Year 2005
	($dollars)
1.	Air2Data, Revenue	$1,226	$1,099
2.	Bestcomm Networks		$86,445
3.	CPU Inc.	$17,707
4.	DSL Inc,	$13,186
5.	Ethostream	$931	$81,520
6.	Large European Operator	$18,272
7.	Galbrax	$49,659
8.	Hits Entertainment	$16,795	$13,138
9.	Govt Agency, Asia		$17,388
10.	Informacorp		$6,724
11.	INtech Systems		$1,151
12.	ItalGM	$25,903
13.	Katalyst	$21,509
14.	Equipment Vendor, Asia		$44,054
15.	Eqipment Vendor, Europe	$7,576
16.	Novotec, Japan	$17,307	$18,280
17.	Revenga, Spain	$67,416
18.	Smartcom, Europe		$16,436
19.	Takachiho, Japan	$15,013	$2,000
20.	Wifi Hotels Inc.	$2,304	$331
21.	Capey France		$6,510
22.	Chip Vendor		$17,596
23.	Circle Computer		$1,036
24.	CLC Networks		$163
25.	Crystal Clear TV		$2,014
26.	E-Electroncis Corp		$2500
27.	Nicom Networks	$1,809	$331
	Total Sales	$425,000	$171,000

Research and development expenses

Our research and development expenses for the year ended December 31, 2005 increased $0.3 million to $3.3 million compared to $3.0 million for the year ended December 31, 2004. Research and development expenses increased primarily as the result of the expensing of the uncollected amount from a sale lease transaction and a slight increase in production of trial and test units and support, which was partially offset by a further reduction in staff.

Business development expenses

Business development costs for the year ended December 31, 2005 decreased $0.3 million to $753 compared to $1.011 million for the year ended December 31, 2004 primarily due to a reduction in staff. The reduction in staff was consistent with the change in our selling strategy from direct sales to working with channel partners.

General and administrative expenses

General and administrative costs for the year ended December 31, 2005 increased by $1.2 million to $2.3 million compared to $1.1 million for the year ended December 31, 2004 primarily due to the Company's increased disclosure obligations following the reverse merger in April 2005 and the costs associated with raising funds.

Impairment of goodwill and other intangible assets

The impairment of goodwill for the year ended December 31, 2005 increased to $3,712 compared to $9 for the year ended December 31, 2004 primarily due to the write off associated with the reverse merger of Nayna Networks, Inc. into ResCon Technology Corporation.

Unrealized Gains (Losses) Related to Derivative and Warrant Liabilities

For the year ended December 31, 2005, we had unrealized losses related to derivative and warrant liabilities of $997 as compared to $0 for the year ended December 31, 2004. These losses resulted from the November 2005 securities purchase agreement which provides for the purchase and sale of convertible notes and warrants. This agreement is described under Note E of the financial statements.

Net interest expense

Net interest expense for the year ended December 31, 2005 increased by $100 to $126 compared to $26 for the year ended December 31, 2004 primarily due to the increase in debt.

Gain (Loss) on sale of assets

The gain (loss) on sale of assets for the year ended December 31, 2005 increased $142 to a gain of $130 compared to a loss of $12 for the year ended December 31, 2004.

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

Gain of $422 is being recognized over the term of lease, with $130 being recognized in current period and $292 being deferred over the remaining term as of December 31, 2005.

Future minimum lease payments under this operating lease for years ending December 31st. are follows:

$ in thousands
2006	$716
2007	134
Less: Release of sale proceeds upon completion of lease terms	(771)
$79

Net Income

For the year ended December 31, 2005, the Company reported net losses applicable to common stockholders of $11.1 million as compared to net losses of $5.1 million for the same period in 2004.

Off- Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of December 31, 2005, we had a working capital deficit of $8.417 million and $1.782 million in cash and cash equivalents, which represents an increase of $1.073 million from $709 at December 31, 2004.

From February 2, 2005 to November 2, 2005, we borrowed 1.4 million from accredited investors. The subscription agreements had effective dates that ranged from February 2, 2005 to November 2, 2005.

In November 2005, the company entered into a securities purchase agreement which provides for the purchase and sale of callable secured convertible notes and warrants. A complete discussion of this agreement is discussed in Note E in the financial statements under Callable Secured Convertible Notes. From a capital resources perspective, in 2005 the Company received $2,974 ($3,200 net of financing costs) from this agreement. The investors are obligated to purchase an additional $1,600 of our 8% notes and warrants to purchase 800,000 shares of our common stock within five days following the date the Company’s current SB-2A filing is declared effective by the Securities and Exchange Commission and in each case upon satisfaction of additional conditions by the Company.

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

(b) Changes in Internal Controls and Procedures. No change in our internal control over financial reporting occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors, executive officers and certain key employees as of March 31, 2006:

NAME	AGE	POSITION

Naveen S. Bisht	42	Founder, President, Chief Executive Officer, and Director

Tsuyoshi Taira	67	Chairman of the Board of Directors

Richard Berman (1)(2)	64	Director

William Boller (1)(2)(3)	59	Director

William E. O'Connor (1)(3)	67	Director

Gautam Chanda	48	Senior Vice President Business Development & Operations

Hari Hirani	51	Vice President Engineering

Dr. Raj Jain	54	Co-Founder and Chief Technology Officer

Michael Meyer*	55	Chief Financial Officer

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

William Boller has served as a member of our Board of Directors since April 2005. From 2000 to 2005, Mr. Boller has worked at Agilent Technologies as the Vice President & GM, World-Wide Order Fulfillment & Manufacturing, Communications Solutions Group. From 1971 to 1994 Mr. Boller worked at Hewlett Packard, most recently as Co-Chief Procurement Officer and Executive Managing Director, Global Supply Chain Operations. Mr. Boller currently serves as a director for elnnovate Inc. and the Military Vehicle Technology Foundation. Mr. Boller received a B.S. in Mechanical Engineering from Stanford University, a M.S. in Mechanical Engineering from the University of Southern California and an MBA from Stanford University.

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

Non-employee director	Shares	Exercise Price
Tsuyoshi Taira	59,674	$0.151
Richard Berman(1)	155,000	$1.69
William O'Connor(2)	160,000	$1.69
William Boller(3)	155,000	$1.69

Non-employee director	Shares	Exercise Price
Tsuyoshi Taira	155,000	$1.69
William O'Connor(2)	160,000	$1.69
William Boller(3)	155,000	$1.69

(1)	Mr. Berman became a director on May 17, 2005
(2)	Mr. O'Connor became a director on May 17 2005
(3)	Mr. Boller became a director on May 17, 2005

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

SUMMARY COMPENSATION TABLE

						Long Term
						Compensation
		Annual Compensation				Awards
Name and Principal Position	Year	Salary(1)		Bonus(1)	Other Annual Compensation (2)	Shares Underlying Options	All Other Compensation (3)
Naveen S. Bisht	2005		$111,115	$	$		$
President, Chief Executive	2004		$105,384	$	$	1,400,978	$
Officer and Director	2003		$141,634	$	$	5,967	$
	2002		$150,000	$	$		$

Gautam Chanda	2005		$99,231	$	$		$
Vice President Business	2004		$35,030	$	$	388,879	$
Development $ Vertical	2003	$		$	$		$
Markets	2002	$		$	$		$

Hari Hirani	2005		$109,961	$	$		$
Vice President Engineering	2004		$105,384	$	$	304,951	$
	2003		$87,980	$	$	105,425	$
	2002	$		$	$		$

Dr. Raj Jain	2005		$66,461	$	$		$
Chief Technology Officer	2004		$105,384	$	$	342,562	$
	2003		$141,634	$	$	5,967	$
	2002		$150,000	$	$		$

Michael K. Meyer	2005		$98,077	$	$	350,000	$
Chief Financial Officer	2004		$0	$	$		$
	2003		$0	$	$		$
	2002		$0	$	$		$

Option Grants in Last Fiscal Year

The following table sets forth certain information for the Named Executive Officers with respect to grants of options during the year ended December 31, 2005.

OPTION GRANTS IN LAST F ISCAL YEAR
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

	December 31		December 31	August 31
	2005		2004	2004
Audit	$		$6,000	$10,671
Audit related		—	—	—
Tax		—	—	264
All other
Total	$		$10,935	$10,935

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

NAYNA NETWORKS, INC.

Date: December 22, 2006	By:	/s/ Naveen S. Bisht
Naveen S. Bisht
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Naveen S. Bisht	President, Chief Executive Officer and	December 22 , 2006
Director (Principal Executive Officer)

/s/ William Wong	Acting Chief Financial Officer and	December 22 , 2006
Chief Accounting Officer (Principal Financial Officer)

/s/ Tsuyoshi Taira	Chairman of the Board	December 22, 2006

/s/ William Boller	Director	December 22 , 2006

Certified Public Accountant
2350 Mission College Blvd., Suite #1160, Santa Clara, CA 95054
Phone: 408-988-2900 | Fax: 408-988-2907 | naresh@taxguru.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Nayna Networks, Inc.
(a company in the development stage)

We have audited the accompanying consolidated balance sheets of Nayna Networks, Inc. and its subsidiaries (“Nayna”), a development stage enterprise, as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years ending December 31, 2005 and 2004 and the cumulative period from February 10, 2000 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements as of December 31, 2001 and for the period from February 10, 2000 (date of inception) to December 31, 2001 were audited by other auditors whose report thereon, dated March 29, 2002, expressed an unqualified opinion on those statements. The other auditors’ report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Nayna Networks, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended and the cumulative period from February 10, 2000 (date of inception) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As described in Note B, the accompanying consolidated financial statements of Nayna for the year ended December 31, 2005 have been restated. We therefore withdraw our previous report dated March 31, 2006 on those financial statements, as originally filed.

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

Santa Clara, California
March 31, 2006 except for Note B, E and I, as to which the date is November 14, 2006

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2005	2004
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,782	$709
Restricted cash	44	49
Accounts receivable, net of allowance of $0 and $33 as of
December 31, 2005 and 2004, respectively	27	160
Prepaid expenses and other current assets	222	35
Total current assets	2,075	953

Property and equipment, net	131	798

Other assets
Deposits	194	16
Unamortized discount and fees, net	220
Total other assets	414	16

Total assets	$2,620	$1,767

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,357	$1,191

Notes payable, including $685 and $656 to related party, respectively	1,567	718
Convertible debentures, including $889 and $300 to related party, respectively	2,339	922
Capital lease obligations		9
Convertible debt derivative	3,424
Warrant liability	804
Total current liabilities	10,492	2,841

Long term liabilities
Deferred gain, less current portion	81
Notes payable, less current maturities		298

Total long term liabilities	81	298

Total liabilities	10,572	3,138

Stockholder's (deficit) equity
Series D preferred stock, $0.001 par value:
Authorized shares - 52,500,000; issued and outstanding
shares - 19,531,247 at December 31, 2004	-	20
Common stock, $0.0001 par value:
Authorized shares - 1,000,000,000; issued and outstanding
shares - 36,533,004 at December 31, 2005	4	80
Additional paid-in capital	57,176	51,911
Deferred stock option compensation	(684)	-
Deficit accumulated during the development stage	(64,448)	(53,382)

Total stockholder's (deficit) equity	(7,952)	(1,371)

Total liabilities and stockholder's (deficit) equity	$2,620	$1,767

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

			Cumulative
			Period from
			February 10,
			2000 (date of
			inception) to
	Year Ended December 31,		December 31,
	2005	2004	2005
	(Restated)		(Restated)
Operating expenses:
Research and development	$3,308	$2,971	$42,258
Business development	753	1,011	3,364
General and administrative	2,299	1,069	9,833
Goodwill impairment	3,712	9	9,545
Total operating expenses	10,072	5,061	65,000

Loss from operations	(9,650)	(5,061)	(65,000)

Unrealized loss related to adjustment of derivative and
warrant liability to fair value of underlying securities	(997)		(997)

Interest expense, net	(126)	(26)	1,432
Gain (loss) on sale of assets	130	(12)	119

Net loss	$(11,065)	$(5,098)	$(64,447)
Weighted average number of shares outstanding
Basic and diluted	35,889,509	23,887,642

Loss per share available to common shareholder
Basic and diluted	(0.308)	(0.213)

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' (Deficit) Equity
For the Cumulative Period from February 10, 2000 (date of inception) to December 31, 2005
(in thousands, except share and per share data)

	NAYNA NETWORKS, INC. (a Delaware Subsidiary) Preferred Stock		Common Stock		Additional	Deferred	Accumulated During the	Total Stockholders'
	Shares	Amount($)	Shares	Amount($)	Paid-In Capital	Stock Option Compensation	Development Stage	(Deficit) Equity
Issuance of common stock to founders in March 2000 at $0.001 per share for cash	-	$-	15,000,000	$15	$-		$-	$15
Issuance of Series A redeemable convertible preferred stock in March 2000 at $0.80 per share for cash	15,000,000	15	-	-	11,938		-	11,953
Issuance of Series B redeemable convertible preferred stock in December 2000 at $4.50 per share for cash, net of $73 of issuance cost	7,999,997	8	-	-	35,919		-	35,927
Issuance of warrants to purchase Series B redeemable convertible preferred stock in connection with an equipment lease in July 2000	-	180	-	-	-		-	180
Exercise of common stock options for cash	-	-	4,069,000	4	403		-	407
Repurchase of common stock issued to founders in July 2000 at $0.001 per share for cash	-	-	(66,667)	-	-			-
Net loss and comprehensive loss	-	-	-	-	-		(6,267)	(6,267)
Balances, December 31, 2000	22,999,997	203	19,002,333	19	48,260	-	(6,267)	42,215
Issuance cost related to Series B preferred stock	-	(30)	-	-	-		-	(30)
Issuance of warrants to purchase Series B redeemable convertible preferred stock to a lessor in July 2001	-	79	-	-	-		-	79
Compensation expense related to accelerated stock options issued to terminated employees in September 2001	-	-	-	28	-		-	28
Compensation expense related to stock option grants to consultants in July and December 2001	-	-	-	12	-		-	12
Adjustment to valuation of warrant issued to a lessor to purchase Series B redeemable convertible preferred stock	-	(38)	-	-	-		-	(38)
Exercise of common stock options for cash	-	-	93,374	0.09	10		-	10
Repurchase of common stock issued to founders at $0.10 per share for cash	-	-	(1,174,399)	(1)	(116)		-	(117)
Net loss and comprehensive loss	-	-	-	-	-		(20,117)	(20,117)
Balances, December 31, 2001	22,999,997	$214	17,921,308	$58	$48,154	$-	$(26,384)	$22,042
Repurchase of common stock for $0.10 to $0.90 per share	-	-	(997,195)	(1)	(100)		-	(101)
Exercise of common stock options for cash	-	-	100,750	0.10	10		-	10
Cancellation of previously issued common stock subject to restriction	-	-	(1,472,500)	(1)	-		-	(1)
Net loss	-	-	-	-	-	-	(8,612)	(8,612)
Balances, December 31, 2002	22,999,997	214	15,552,363	56	48,064	-	(34,996)	13,338

(Contd.)

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' (Deficit) Equity
For the Cumulative Period from February 10, 2000 (date of inception) to December 31, 2005
(in thousands, except share and per share data)

	NAYNA NETWORKS, INC. (a Delaware Subsidiary) Preferred Stock		Common Stock		Additional	Deferred	Accumulated During the	Total Stockholders'
	Shares	Amount($)	Shares	Amount($)	Paid-In Capital	Stock Option Compensation	Development Stage	(Deficit) Equity
Balances, December 31, 2002	22,999,997	214	15,552,363	56	48,064	-	(34,996)	13,338
Issuance of Series C redeemable convertible preferred stock for consideration other than cash in connection with Xpeed acquisition in April 2003	4,680,647	-	-	-	-		-	-
Issuance of common stock for consideration other than cash in connection with Xpeed acquisition in April 2003	-	-	5,348,572	-	-		-	-
Exercise of common stock options for cash	-	-	25,000	0.03	6		-	7
Repurchase of common stock for $0.10 per share	-	-	(413,646)	(4)	-		-	(4)
Net loss	-	-	-	-	-	-	(13,288)	(13,288)
Balances, December 31, 2003	27,680,644	214	20,512,289	52	48,071	-	$(48,284)	$53
Conversion of Series A, B & C into common stock	(27,680,644)	(214)	27,680,644	28	186		-	-
Issuance of Series D redeemable convertible preferred stock for cash	18,220,425	$18			3,381			3,399
Issuance of Series D redeemable convertible preferred stock for consideration other than cash in connection with note payable to Siemens	1,310,822	1			249			250
Exercise of common stock options for cash			301,158	0.30	16			16
Issuance of common stock for consideration other than cash on purchase of intangible assets			300,000	0.30	9			9
Net loss							(5,098)	(5,098)
Balances, December 31, 2004	19,531,247	$19.31	48,794,091	80	51,912	0	$(53,382)	$(1,371)
Reverse split of common immediately prior to reverse takeover of Rescon Technology Corporation in April 2005			(39,134,425)					-
Issuance of common stock for consideration other than cash in connection with the Depthcom 7 acquisition in March 2005			9,250,000	0.93	-			1
Conversion of Series D into common stock in April 2005	(19,531,247)	(20)	13,340,281	1	18			(0)
Repurchase of common stock for $0.151 per share			(44,141)	(0.04)	(7)			(7)
Elimination of Nayna Networks, Inc. common stock upon reverse takeover			(32,205,806)	(82)	82			-
Issued and outstanding common stock of Rescon Technology Corporation immediately prior to reverse takeover in April 2005			3,552,557	0.36				0.36
Issuance of common stock to Nayna Networks, Inc. on reverse takeover in April 2005			32,249,947	3	3,708			3,712
Issuance of common stock for professional services in connection with issuance of callable secured convertible notes in August and December 2005			100,000	0.01	94			94
Issuance of common stock for professional services in connection with settlement agreement relating to reverse takeover of Rescon in November 2005			126,000	0.01	101			101
Issuance of common stock for legal services relating to the reverse takeover of Rescon and other matters in December 2005			500,000	0.05	452			452
Issuance of common stock in December 2005 for legal services			4,500	0.0005	3			3

Deferred compensation related to issuance of stock options to non-employees					811	(811)		-
Amortization of deferred non-cash compensation						127		127
Net loss							(11,065)	(11,065)
Balances, December 31, 2005 (Restated)	-	-	36,533,004	$4	$57,176	$(684)	$(64,448)	$(7,952)

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	Year Ended December 31,		Cumulative Period from February 10,2000 (date of inception) to December 31,
	2005	2004	2005
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss	$(11,065)	$(5,098)	(64,447)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	458	615	4,209
Gain (loss) on sale of property and equipment	(130)	12	995
Goodwill impairment	3,712	9	9,546
Noncash charges related to stock options granted to consultants	127		167

Noncash charges related to issuance of common stock for legal services	651		651
Noncash interest expense related to issuance of convertible debt	79	-	79
Unrealized loss related to adjustment of derivative and warrant
liability to fair value of underlying securities	997		997
Amortization of financing costs	6		6
Amortization of discount on warrants associated with equipment financing	-	-	202
Changes in operating assets and liabilities:
Restricted cash	5	(1)	(209)
Accounts receivable	133	(39)	(27)
Prepaid expenses and other current assets	(187)	28	(222)
Other assets	(178)	(8)	(194)
Accounts payable and accrued liabilities	955	(15)	2,146

Net cash used in operating activities	(4,437)	(4,496)	(46,102)
Cash flows from investing activities :
Purchase of property and equipment	(1)	(45)	(1,239)
Proceeds from sale of property and equipment	631	8	1,076
Costs associated with acquisition of Xpeed, Inc.	-	-	(3,685)
Net cash used in investing activities	630	(37)	(3,848)
Cash flows from financing activities:
Loan proceeds	1,208	-	1,535
Payments on capital lease obligations and loan facility	(146)	(758)	(5,735)
Proceeds from issuance of common stock, net of repurchases		16	243
Proceeds from issuance of Series A redeemable convertible
preferred stock, net of issuance costs	-	-	11,953
Proceeds from issuance of Series B redeemable convertible
preferred stock, net of issuance costs	-	-	35,897
Proceeds from issuance of Series D redeemable convertible
preferred stock, net of issuance costs		3,399	3,399
Issuance of convertible debt	845	922	1,467
Proceeds from issuance of callable secured convertible notes, net of
financing costs	2,974	-	2,974

Net cash provided (used) by financing activities	4,880	3,579	51,732
Net decrease in cash and cash equivalents	1,073	(954)	1,782
Cash and cash equivalents at beginning of period	709	1,663	-
Cash and cash equivalents at end of period	$1,782	$709	1,782
Non-cash financing activities
Conversion of preferred stock into common		$214
Issuance of preferred stock for conversion of note payable		$250
Shares issued for purchase of intangibles		$9
Shares issued for services or settlement of claims	$651

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

(h) Research and development

The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and development Costs,” and, accordingly, the Company expenses research and development costs when incurred.

(i) Income Taxes

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

(j) Stock-Based Compensation

The Company accounts for its stock-based employee compensation using the intrinsic-value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The fair value of services received from non-employees in exchange for stock and other equity instruments are accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and EITF Issue No. 96-18, “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

(k) Loss per Common Share

Loss per common share is calculated based on the consolidated net loss for the period divided by the weighted average number of common shares outstanding as of December 31, 2005 and 2004. Common stock equivalents are not included, as their effect would be antidilutive.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 also requires certain disclosures for restatements due to correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in respect of fiscal years beginning after December 15, 2005, and is required to be adopted by Nayna as of January 1, 2006. The impact that the adoption of SFAS 154 will have on Nayna’s consolidated results of operations and financial condition will depend on the nature of future accounting changes adopted by Nayna and the nature of transitional guidance provided in future accounting pronouncements.

NOTE B: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements as of and for the year ended December 31, 2005:

•
To recognize the derivative and warrant liability under SFAS 133 and EITF 00-19, which require the beneficial conversion feature to be treated as an embedded derivative equal to the estimated fair value of the conversion option and the fair value of detachable warrants to be recorded as warrant liability. Accordingly the previously reported liability of $3,427 related to callable secured convertible notes is now being restated at its fair value of $4,229, reported as $3,424 of convertible debt derivative and $804 of warrant liability. As a result the Company has recognized unrealized loss of $997 related to adjustment of derivative and warrant liability to fair value of underlying securities as of December 31, 2005. (Also see Note E)

•
To reclassify the fair value of stock issued of $651 in consideration for legal services related to matters concerning acquisition of other companies as legal expense, previously reported as expense related to impairment of goodwill.

•	To reclassify the Convertible notes of $2,339 as debt from equity because the process of conversion from debt to equity initiated in 2005 was not completed until March 2006 (see Note E and M);

•	To defer the gain on sale and leaseback of equipment over the term of the lease.

The following is a summary of the effects of restatement on (i) the Company’s consolidated balance sheet as of December 31, 2005 and (ii) the Company’s consolidated statement of operations for the year ended December 31, 2005:

(i)

Consolidated Statement of Operations for the year ended December 31, 2005

	As Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,782	$-	$1,782
Restricted cash	44	-	44
Accounts receivable	27	-	27
Prepaid expenses	444	(222)	222
Total current assets	2,297	(222)	2,075
Property and equipment, net	131	-	131
Other assets
Deposits	194	-	194
Unamortized discount and fees, net	-	220	220
	194	220	414
Total assets	$2,623	$(3)	$2,620
LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,146	$211	$2,357
Notes payable	1,567	-	1,567
Convertible debentures	-	2,339	2,339
Convertible debt derivative	-	3,424	3,424
Warrant liability	-	804	804
Total current liabilities	3,712	6,778	10,492
Long term liabilities
Deferred gain, less current portion		81	81
Callable secured convertible notes	3,427	(3,427)	-
Total long term liabilities	3,427	(3,346)	81-
Total liabilities	7,139	3,432	10,572
Stockholder's (deficit) equity
Common stock, $0.0001 par value:
Authorized shares - 1,000,000,000; issued and outstanding
shares - 36,533,004 at December 31, 2005	4	-	4
Additional paid-in capital	59,514	(2,339)	57,176
Deferred stock option compensation	(684)	-	(684)
Deficit accumulated during the development stage	(63,350)	(1,098)	(64,448)
Total stockholder's (deficit) equity	(4,517)	(3,436)	(7,952)
Total liabilities and stockholder's (deficit) equity	$2,623	$(3)	$2,620

(ii)

Consolidated Statement of Operations for the year ended December 31, 2005

	As Previously Reported	Adjustments	As Restated
Operating expenses:
Research and development	$2,886	$(422)	$3,308
Business development	753	-	753
General and administrative	1,868	431	2,299
Goodwill impairment	4,363	(651)	3,712
Total operating expenses	9,870	(202)	10,072
Loss from operations	(9,870)	202	(10,072)
Unrealized loss related to adjustment of derivative warrant liability to fair value of underlying securities		(997)	(997)
Interest expense, net	(99)	(27)	(126)
Gain (loss) on sale of assets		130.	130
Net loss	(9,969)	(252)	(11,065)
Weighted shares outstanding
Basic and diluted	34,207,325	1,682,184	35,889,509
Loss per share available to common shareholder
Basic and diluted	(0.290)		(0.308)

NOTE C: ACQUISITIONS

Reverse takeover of Nayna Networks, Inc. (a Delaware corporation)

The Company was formed in April 2005 as a result of a merger and plan of reorganization between Rescon Technology Corporation (“Rescon”), a Nevada corporation and publicly traded company and Nayna Networks, Inc., a Delaware corporation and a private company (“Nayna Delaware”). Following the merger, Rescon Technology Corporation changed its name to Nayna Networks, Inc. (the Company). For accounting purposes, the Company became the surviving entity. The transaction was accounted for using the purchase method of accounting. Rescon shareholders retained approximately 10% of issued and outstanding common stock immediately following the merger. The purchase consideration was valued at $3,712 based on the average lowest price for the market capitalization of Rescon for six months prior to October 2004, the valuation date. The results of operations of the acquired company have been included in the consolidated financial statements since that date. Effective with the merger agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the Nayna Delaware’s stockholders were exchanged for an aggregate of 32,249,947 shares of the Company’s common stock.

Based on the impairment tests performed using present value of future cash flows, the value of intangible asset acquired in April 2005 was considered impaired as of December 31, 2005. Accordingly, the Statement of Operations for the year ended December 31, 2005, included a charge of $3,712 for impairment of intangible asset.

Acquisition of Depthcom 7, Inc. (“DC7”)

In March 2005, the Company acquired DC7, a privately owned shell company with no assets and liabilities. The merger was part of a fund-raising transaction structured to get private investment in Nayna Delaware. The Company issued 9,250,000 shares of common stock in anticipation of receiving funding promptly after the acquisition.

The shares issued have been recorded in accordance with the principles outlined in SFAS 123. The fair value of services received in this share-based transaction is more reliably measurable than the fair value of the shares issued. The management’s estimate of the fair value of services received is $0.93. However, as of the date of issue of this report, the Company has not received any funds and has filed a complaint against the representatives of DC7 requiring cancellation of these shares (Also see Note L).

NOTE D: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004

Computer equipment	$686	$2,025
Computer software	1,354	1,354
Furniture and fixtures	2	2
	2,042	3,381
Less: Accumulated depreciation	(1,911)	(2,583)
Balances as at December 31, 2005 and 2004	$131	$798

NOTE E: NOTES PAYABLE

Notes Payable - Bridge loan

Notes payable at December 31, 2005 and 2004 consist of the following:

	2005	2004
Short term bridge loan from accredited investors due June 30, 2006, interest payable at 8% per annum. In addition, the Company issued to the investors warrants to purchase 283,325 shares of common stock, none of which were exercised in 2005 (See Note F).	$630	$-

Short term bridge loan from related parties due June 30, 2006, interest payable at 8% per annum (See Note K). In addition, the Company issued to the investors warrants to purchase 467,665 shares of common stock, none of which were exercised in 2005 (See Note F).	580
Accrued interest on bridge loan ($20 due to related parties)	47
Notes payable in connection with unsettled claims from acquisition of Xpeed in April 2003, unsecured ($85 and $572 due to related parties, respectively. See Note K).	310	1,016
Total notes payable	1,567	1,016
Less: current maturity	(1,567)	(718)
	$-	$298

In connection with above notes issued in 2005, the Company issued 750,990 warrants to purchase shares of common stock to the bridge loan investors. The warrant prices are fixed and were determined by using the average volume weighted share price for the ten (10) trading days prior to the receipt of the funding and range from $0.71 per share to $2.08 per share and expire three years from the date of the note. The fair value of the warrants was estimated using the Black-Scholes option pricing model and was recorded as warrant liability in accordance with the guidance under EITF 00-19. Assumptions used to value these warrants included that all warrants would be exercised on their respective expiration dates, using annualized volatility rate of 79%, and using risk free interest rates ranging from 3.73% to 4.46%. As of December 31, 2005, warrant liability included the estimated fair value of these warrants of $196.

Convertible Debentures

	2005	2004
Beginning in November 2004, Nayna Delaware entered into a convertible debt agreement. The debt is convertible into shares of common stock of the public corporation at a conversion price of $1.00per share upon the filling of the first registration statement in connection with debt or equity financing ($589 and $571 from related parties, respectively. Also see Note K). The total debt was converted into 2,338,786 shares in March 2006 (See note K and M below).	$2,339	$922
Less: current maturity	(2,339)	(922)
	$-	$-

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

The notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133 and EITF 00-19 which require the beneficial conversion feature to be treated as an embedded derivative, recording a liability equal to the estimated fair value of the conversion option. In addition, all non-employee warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their fair value. As of December 31, 2005 the Notes were convertible into 12,590,501 common shares and the conversion feature had an estimated fair value of $3,425. Non-employee warrants and options to acquire a total of 1,600,000 common shares were outstanding and had an estimated fair value of $497. The fair value of the conversion feature and the warrants and options were estimated using the Black-Scholes option pricing model. Assumptions used to value the warrants included assuming that all warrants would be exercised on their respective expiration dates, using annualized volatility of 100%, and using risk free interest rates ranging from 4.25% to 4.46%. The estimated fair value of the conversion option exceeded the carrying value of the notes; therefore, the excess was recorded as a loss on derivative instruments in the Consolidated Statements of Operations. The fair value of the beneficial conversion option, warrants and options will be estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

Under the related registration rights agreement, the company agreed to register all of the shares underlying such convertible notes and warrants to allow the selling stockholders to sell them in a public offering or other distribution.

Under the terms of the securities purchase agreement, the investors are obligated to purchase an additional $1,600 of our 8% notes and warrants to purchase 800,000 shares of our common stock within five days following the date the registration statement is declared effective by the Securities and Exchange Commission and in each case upon satisfaction of additional conditions by the Company. The additional conditions that must be satisfied by the Company prior to the purchase by the investors of the remaining convertible notes and warrants consist of the following: (i) the Company's representations and warranties contained in the securities purchase agreement are true and correct in all material respects on the date of purchase; (ii) there is no litigation, statute, rule, regulation, executive order, decree, ruling or injunction that has been enacted, entered, promulgated or endorsed by or in any court or government authority of competent jurisdiction or any self-regulatory organization having requisite authority which prohibits the transactions contemplated by the securities purchase agreement; (iii) no event has occurred which could reasonably be expected to have a material adverse effect on the Company; (iv) the shares of common stock underlying the convertible notes and warrants have been authorized for quotation on the Over-The-Counter Bulletin Board, or OTCBB, and trading in our common stock on the OTCBB has not been suspended by the Securities and Exchange Commission or the OTCBB; (v) the Company shall provide a legal opinion to the investors; and (vi) the Company shall provide certain certificates of its officers to the investors regarding the Company's capitalization and the truth and correctness of its representations and warranties in the securities purchase agreement. If the registration statement is not declared effective, the investors have no obligation to purchase the remaining 8% convertible notes or the related warrants.

The Company issued 360,000 warrants to purchase shares of common stock, 180,000 warrants being issued on November 17, 2005 and another 180,000 warrants being issued on December 28, 2005 to two selling stockholders, Laidlaw & Company and Stonegate Securities, LLC, who helped to identify purchasers for callable secured convertible notes. The terms of the warrants entitle each selling stockholder to purchase shares of common stock before the fifth anniversary date of the issuance. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if the Company issues stock at less than $1.00 in the future. None of the warrants have been exercised as of December 31, 2005. The fair value of the warrants issued was estimated using the Black-Scholes option pricing model and was recorded as warrant liability in accordance with the guidance in EITF 00-19. Assumptions used to value these warrants included that all warrants would be exercised on their respective expiration dates, using annualized volatility rate of 100%, and using risk free interest rates ranging from 4.25% to 4.46%. As of December 31, 2005, warrant liability included the estimated fair value of these warrants of $112.

Derivative liability	$3,425
Warrant liability related to convertible debt	497
Warrant Liability related to the issuance of warrants to attorneys	307
Total callable secured convertible notes (including unpaid interest $32)	4,229

NOTE F: COMMON STOCK

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

In April 2005, immediately prior to the merger with Rescon, Nayna Delaware exchanged 9,250,000 shares of common stock for 100% of the shares of Depthcom 7, a company engaged in the raising of funds. As explained in Note B, the fair value of $0.93 of these shares is being charged to operating expense for the year ended December 31, 2005. (Also see Note C and L).

In April 2005, the company issued 32,249,947 shares of common stock to the stockholders of Nayna Delaware, the predecessor in connection with the reverse acquisition of Rescon. (Also see Note C)

In both August and December, 2005, the company issued 50,000 shares of common stock, each, to Stonegate Securities who helped to find purchasers for the callable secured convertible notes issued in November 2005. The shares were issued in lieu of legal fees payable for the services rendered by Stonegate. The fair value of issued shares of $94, which is the market price of the shares as of the date at which a commitment for performance was made, is being charged to operating expense for the year 2005.

In November 2005, the company issued 75,000 shares of common stock to an individual, Paul Ferrandell, in connection with a settlement agreement. Mr. Ferrandell had a warrant to purchase 80,357 shares of Rescon, the predecessor to Nayna. At the time of the merger between Rescon and Nayna Delaware the officers and directors had certified that all outstanding warrants, options and secured debt had been resolved or moved to an independent company. Shortly after the merger, Mr. Ferrandell approached Nayna to exercise, for no consideration, the warrants. After attempting to have the former officers and directors of Rescon resolve the issue, Nayna agreed to issue the underlying shares, while reserving the right to exercise its indemnification rights against the former officers and directors of Rescon. The exercise resulted in the issuance of 75,000 shares of Nayna’s common stock for no consideration. The fair value of issued shares of $60, which is the market price of the common stock as of the date of settlement, is being charged to operating expense for the year 2005.

In November 2005, the company issued 51,000 shares of common stock to an individual, Robert Taylor, in connection with a settlement agreement. Mr. Taylor was in possession of convertible notes, which were convertible into shares of Rescon. At the time of the merger between Rescon and Nayna Delaware the officers and directors had certified that all outstanding warrants, options and secured debt had been resolved or moved to an independent company. Mr. Taylor approached Nayna with proof that he was the holder of the notes and that he had repeatedly attempted to convert the note. After attempting to have the former officers and directors of Rescon resolve the issue, Nayna agreed to issue the underlying shares, while reserving the right to exercise its indemnification rights against the former officers and directors of Rescon. The conversion resulted in the issuance of 51,000 shares of Nayna’s common stock for no consideration. The fair value of issued shares of $41, which is the market price of the common stock as of the date of settlement, is being charged to operating expense for the year 2005.

In December 2005, the company issued 500,000 shares of common stock to Richardson & Patel in exchange for legal services in connection with reverse takeover of Rescon and the subsequent litigation matters concerning Depthcom 7, Inc. The fair value of issued shares of $452, which is the market price of the shares as of the date at which a commitment for performance was made, is being charged to operating expense for the year 2005.

In December 2005, the company issued 4,500 shares of common stock to Crone Law Group in exchange for legal services to delist the stock from Berlin Stock Exchange. The fair value of issued shares of $3, which is the market price of the shares as of the date at which a commitment for performance was made, is being charged to operating expense for the year 2005.

NOTE G: STOCK OPTION PLANS

In 2005, the company adopted the 2005 Consultant Stock Plan. The Plan provides for nonqualified stock options, as defined by the Internal Revenue Code, to be granted to consultants at an exercise price not less than 100% of the fair market value at the grant date. Options granted generally have a maximum term of ten years from the grant date, and generally vest over a four-year period.

Subsequent to the merger between Nayna Delaware and Rescon, the 2000 Stock Plan of Nayna Delaware was also adopted by the company. All share data relating to periods prior to April 1, 2005 have been adjusted to account for the conversion of all outstanding stock options of Nayna Delaware into stock options of the Company at the exchange ratio of 0.198916 stock options for one stock option of Nayna Delaware.

The Plan provides for incentive stock options, as defined by the Internal Revenue Code, to be granted to employees at an exercise price not less than 100% of the fair value at the grant date as determined by the Board of Directors, unless the optionee is a 10% stockholder, in which case the per share exercise price will not be less than 110% of such fair value. The plan also provides for nonqualified, stock options and stock purchase rights to be issued to service providers at an exercise price of not less than 85% of the fair value at the grant date unless the service provider is a 10% stockholder, in which case the per share exercise price will not be less than 110% of such fair value. Options granted generally have a maximum term of ten years from the grant date, and generally vest over a four-year period.

Activity under the Plan since adoption through December 31, 2005 is as follows:

	Shares Available For Grant	Outstanding Options	Weighted- Average Exercise Price Per Share

Authorized at inception of the plan	1,989,160
Options granted	(1,283,058)	1,283,058	$0.100
Options exercised	-	(809,389)	0.100
Options canceled	68,825	(68,825)	0.100
Balances at December 31, 2000	774,927	404,844	0.100
Options granted	(546,422)	546,422	0.570
Options exercised	-	(18,574)	0.110
Options canceled	209,782	(209,782)	0.450
Shares related to previously exercised options subject to repurchase, which were repurchased	233,607	-	0.100
Balances at December 31, 2001	671,893	722,910	0.470
Options granted	(260,182)	260,182	0.250
Options exercised	-	(20,041)	0.100
Options canceled	765,495	(765,495)	0.001
Shares related to previously exercised options subject to repurchase, which were repurchased	198,358	-	0.001
Balances at December 31, 2002	1,375,565	197,556	0.250
Options granted	(743,863)	743,863	0.250
Options exercised	-	(4,973)	0.260
Options canceled	207,449	(207,449)	0.253
Shares related to previously exercised options subject to repurchase, which were repurchased	82,281	-	0.009
Balances at December 31, 2003	921,432	728,998	0.250
Increase in authorized options	3,978,320
Options granted	(4,451,653)	4,451,653	0.031
Options exercised	-	(59,905)	0.135
Options canceled	1,065,372	(1,065,372)	0.210
Balances at December 31, 2004	1,513,471	4,055,373	0.024

Options granted	(790,000)	790,000	1.402
Options canceled	333,263	(333,263)	0.404
Balances at December 31, 2005	1,056,734	4,512,110	0.439

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding		Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted-average remaining life (years)	Number of Options Vested
$0.15	3,386,476	8.40	1,949,064
0.25	54,700	8.13	34,809
0.50	181,243	9.02	26,243
1.26	349,746	7.47	229,406
1.69	530,000	9.37	77,500
2.51	5,967	5.87	5,843
4.52	3,978	5.45	3,978
	4,512,110		2,326,843

Stock-based compensation

The Company has adopted the disclosure on provisions of SFAS 123, “Accounting for Stock-based Compensation.” Pro forma information regarding net loss is required in SFAS 123. The information is required to be determined as if we had accounted for our employee stock options using the fair value method of that statement. The Company’s pro forma net loss for the years ended December 31, 2005, 2004, and cumulatively from February 10, 2000 (date of inception) to December 31, 2005 would have been $10,895, $5,153 and $64,615, respectively.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield at 0%; weighted average expected option term of ten years; volatility up to 79%, and risk-free interest rates of 3.1% to 4.02%. The weighted average fair value of each option granted during 2005 was $1.40.

NOTE H: INCOME TAXES

At December 31, 2005, the Company has a net loss carry forward totaling $55 million that may be offset against future taxable income through 2025. No tax benefit has been reported in the financial statements, however, because the Company believes there is a chance that the carry forward will expire unused. Accordingly, the tax benefit of the loss carry forward has been offset by a valuation allowance of the same amount.

The components of net deferred tax assets are as follows:

	December 31,
	2005	2004

Net operating loss carryforwards	$18,012	$16,235
Research and development tax credit carryforwards	2,544	2,294
Total deferred tax assets	20,556	18,529
Less: Valuation allowance	(20,556)	(18,529)
	$-	$-

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Because of the uncertainty regarding whether the deferred tax assets will be realized, a full valuation allowance has been recorded. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time the allowance will either be increased or reduced; reduction could result in the partial or complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required. It is management’s position that the deferred tax asset be recorded when there is positive evidence it will be realized.

NOTE I: COMMITMENTS

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

Gain of $422 is being recognized over the term of lease, with $130 being recognized in current period and $292 being deferred over the remaining term as of December 31, 2005.

Future minimum lease payments under this operating lease for years ending December 31st. are follows:

$ (in thousands)
2006	$716
2007	134
Less: Release of sale proceeds upon completion of lease terms	(771)
$79

NOTE J: RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses for the years ended December 31, 2005 and 2004, include the following:

Employee payroll and benefits	$1,574	$1,705
Cost of material	766	890
Outside services	538	293
Allocation of administrative overheads	602	508
Recovery of expenses from customers	(172)	(425)
	$3,308	$2,971

NOTE K: RELATED PARTY TRANSACTIONS

Prior to the reverse merger in April 2005, Nayna Delaware settled liabilities of $906 assumed in connection with an acquisition in 2003 to a member of the Board of Directors of Nayna Delaware and his affiliates, by paying $334 in cash in 2004 and issuing convertible notes of $589 in 2005. Nayna Delaware also borrowed $300 in 2004 from the same related party upon issuance of convertible debt and $580 in 2005 as a part of bridge loan.

As of December 31, 2005 and 2004, the following debts were owed to the related party:

	December 31, 2005	December 31, 2004
Notes payable	$685	$656
Convertible debentures	889	300

NOTE L: CLAIMS AND LITIGATIONS

The company has filed a complaint against numerous defendants, representing a company Depthcom 7, Inc., that was acquired in 2005 (see Note C). The company is asserting that the defendants are not entitled to 9,250,000 shares of Nayna stock that were issued to them in connection with a funding deal on which the defendants never delivered. The case is in its early stages and the Company is seeking cancellation of these shares.

NOTE M: SUBSEQUENT EVENTS

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

The acquisition involved issuance of 2,170,408 shares with market value of $1,150 of the Company’s common stock on January 20, 2006 with guarantee of additional shares to be issued in future if shares are trading at less than an average price of $2 after one year of acquisition. The initial purchase consideration estimated at $3,500 is allocated as follows:

Cash and receivables	$362
Intellectual property	3,655
Liabilities assumed	(517)
$3,500

Conversion of debt

On March 27, 2006, the Company converted its convertible debt of $2,339 into 2,338,786 shares of common stock at the conversion price of $1.00 per share. Of the total shares issued 888,786 shares of common stock were issued to a related party. (Also see Note E and K)

Executive Stock Plan

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