Form 10QSB/A
period 2006-03-31
Nayna Networks, Inc.
filed 2006-12-28
CIK 769591

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB/A-1

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
(Former name, former address and former fiscal year if changed from last report)

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Form 10-Q/A-1 is being filed as an Amendment to our Form 10-Q, to restate our financial information for the quarter ending March 31, 2006 and the Cumulative Period from February 10, 2000 (date of inception) to March 31, 2006. The principal changes in the financials for quarter ending March 31, 2006 are:

1)	To recognize the derivative and warrant liability associated with the November issuance of convertible debentures (see Note 6 of the financial statements);
2)	To reclassify the fair value of certain stock issued in consideration for legal services;
3)	To reclassify certain convertible notes as debt from equity (see Note 6 of the financial statements);
4)	To defer the gain on sale and leaseback of certain equipment over the term of the lease (see Note 5 of the financial statements); and
5)	To include the pro forma information on net loss regarding stock based compensation (see Note 1 of the financial statements).

Except as otherwise stated, all financial information contained in this Form 10-Q/A-1 gives effect to these restatements.

This Form 10-Q/A-1 amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1. Financial Statements and Notes.

Part I — Item 2. Management’s Discussion and Analysis or Plan of Operation;

In addition, we are also including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A-1 as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-Q/A-1 sets forth the entire Form 10-Q which was prepared and relates to the Company as of March 31, 2006. However, this Form 10-Q/A-1 only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our original Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10- Q/A-1 continues to speak as of March 31, and does not reflect events occurring after the filing of our Form 10-Q and does not modify or update those disclosures affected by subsequent events. Forward-looking statements made in the original Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward-looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A-1 not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2006	March 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$424	$355
Restricted cash	44
Accounts receivable	236	134
Prepaid expenses and other current assets	62	135
Total current assets	766	623

Property and equipment, net	88	650
Intangible asset, net	3,350	-
Other assets	492

Total assets	$4,697	$1,273

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,867	$1,319
Notes payable, including $694 and $656 to related party, respectively	2,210	310
Convertible debentures, including $889 to related party		2,269
Convertible debt derivative	3,263
Callable secured convertible debt and accrued interest	32
Warrant and option liability	395
Total current liabilities	10,766	3,897

Deferred gain on sale of assets, less current portion	29
Total long term liabilities	29

Total liabilities	10,795	3,897

Stockholders’ equity:
Series D preferred stock, $0.001 par value: Authorized shares - 52,500,000; issued and outstanding shares - 19,531,247 at March 31, 2005 (Liquidation preference $36,000)		20
Common Stock: $0.0001 par value, 1,000,000,000 shares authorized at March 31, 2006 and 41,238,334 shares issued and outstanding as of March 31, 2006	4	80
Additional paid-in-capital	60,704	51,911
Deferred compensation	(607)
Deficit accumulated during the development stage	(66,199)	(54,636)
Total stockholders’ (deficit) equity	(6,098)	(2,624)
Total liabilities and stockholders’ equity	$4,697	$1,273

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Cumulative Period from February 10, 2000 (date of inception) to March 31,
	2006	2005	2006
Revenues	$317	$-	$317
Cost of goods	269	-	269
Gross profit	48	-	48

Operating expenses:
Research and development	715	725	42,973
Business development	173	199	3,537
General and administrative	1,387	322	11,219
Goodwill development			9,545
Total operating expenses	2,274	1,246	67,274
Loss from operations	(2,226)	(1,246)	(67,226)
Unrealized gain (loss) related to adjustment of derivative and warrant liability to fair value of underlying securities	539		(458)
Interest expense, net	(117)	(8)	1,315
Gain (loss) on sale of assets	52		171
Net loss	$(1,752)	$(1,254)	$(66,199)

Weighted shares outstanding (1)
Basic	38,013,239	24,915,420

Net loss per share:
Basic	$(0.046)	$(0.05)

(1) March 31, 2005 shares outstanding is based on the number of shares outstanding effective with the reverse merger into Rescon on April 4, 2005.

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Cumulative Period from February 10, 2000 (date of inception) to March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(1,752)	$(1,254)	$(66,199)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	353	149	4,562
(Gain) loss on sale of property and equipment	(52)	-	943
Goodwill impairment	-	-	9,546
Noncash charges related to stock options granted to consultants	77	-	244
Noncash charges related to issuance of common stock for legal services	24	-	675
Noncash interest expense related to issuance of convertible debt	122	-	201
Unrealized loss (gain) related to adjustment of derivative and warrant liability to fair value of underlying securities	(539)	-	458
Amortization of financing costs	19		25
Amortization of discount on warrants associated with equipment financing	-	-	202
Changes in operating assets and liabilities:
Restricted cash	-	49	(209)
Accounts receivable	(209)	26	(236)
Prepaid expenses and other current assets	31	(100)	(191)
Other assets	32	16	(162)
Accounts payable and accrued liabilities	54	128	2,200
Net cash used in operating activities	(1,841)	(986)	(47,941)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(1)	(1,244)
Proceeds from sale of property and equipment	-	-	1,076
Costs associated with the acquisition of Xpeed, Inc.	-	-	(3,685)
Net cash used in investing activities	(5)	(1)	(3,853)

Cash flows from financing activities:
Loan proceeds	472	-	2,007
Payments on capital lease obligations and loan facility	-	(716)	(5,735)
Proceeds from issuance of common stock, net of repurchases	16	-	259
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	-	-	11,953
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	-	-	35,897
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	-	-	3,399
Proceeds from (payments to) issuance of convertible debt, net of issuance costs	-	1,347	1,467
Proceeds from issuance of callable secured convertible notes, net of financing	-	-	2,974
Net cash provided (used) by financing activities	488	631	52,221

Net increase (decrease) in cash and cash equivalents	(1,358)	(356)	424
Cash and cash equivalents at beginning of period	1,782	709	-
Cash and cash equivalents end of period	$424	$355	$424

Noncash financing activities
Conversion of preferred stock into common			214
Issuance of preferred stock for conversion of note payable
Shares issued on conversion of convertible debentures	$2,339	$-
Shares issued for purchase of intangibles	$1,150	$-
Shares issued for services or settlement of claims	$24	$-

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

The Company has experienced net losses since its inception and had an accumulated deficit of $66.2 million as of March 31, 2006. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and market its products. However, the Company's ability to continue its operations as a going concern is in doubt (See Note 10 - Going Concern). Regardless of when or if the Company is able to commercialize its products, the Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company or at all. Any additional equity or convertible debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, as permitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted. These interim condensed consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A-2 for the year ended December 31, 2005 filed with the Commission on April 3, 2006 and amended on May 1, 2006 and on December 22, 2006, and other filings that the Company may make, from time to time, with the Commission.

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

All amounts set forth in these Notes to the Condensed Consolidated Financial Statements are in thousands ($000s), except share and per share data (except where specifically noted otherwise).

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

Under the terms of the Asset Purchase Agreement, substantially all of ANI's assets and certain of its liabilities were transferred to a wholly-owned subsidiary of the Company, and the Company issued shares of its common stock to ANI. At the closing, Nayna issued ANI 1,150,000 shares (the "Initial Issue") plus the number of shares obtained by dividing $500,000 by the average of the closing prices of the Company’s common stock during the twenty consecutive trading days ending one day prior to the closing date, as traded on the OTCBB, the actual shares issued were 1,020,408 shares of common stock, or a total of 2,170,408. 350,000 of the shares (the "Indemnification Shares") are being held in escrow for fifteen months to satisfy any indemnification claims by the Company during such period (the "Indemnification Period"). Up to an additional 1,750,000 shares (the "Earnout Shares") may be issued to ANI, based on achievement of certain revenue and earnings milestones. If (a) on the one-year anniversary of the closing, the Original Issue shares do not have an average closing price of at least $2.00 per share, or (b) on the conclusion of the Indemnification Period, the Indemnification Shares do not have an average closing price of at least $2.00 per share, or (c) on the date that any of the Earnout Shares become due and issuable, any such Earnout Shares do not have an average closing price of at least $2.00 per share, such issuances are subject to a true-up calculation, whereby, the total number of shares issued may be adjusted by multiplying the original number of shares issued by $2.00 and dividing by t he average of the closing prices of Nayna's common stock during the twenty consecutive trading days ending one day prior to the date of the adjustment , as traded on the OTCBB (or other national exchange) (each such adjustment, a "True-up"). To illustrate, the following table presents the number of shares of our common stock that we would be required to issue to True-up the Original Issue and all shares potentially issuable upon the True-up of the Indemnification Shares and the Earnout Shares (assuming that all Indemnification Shares are released from escrow and the maximum number of Earnout Shares have been earned) as of May 15, 2006 and the number of shares we would be required to issue if our common stock declined by 50% or 75%:

	As of	50%	75%
	May 15	Decline	Decline
Conversion price per share:	$0.155500	$0.077750	$0.038875

Shares issuable upon True-up of Initial Issue	13,640,997	28,431,994	58,013,987
Shares Issuable upon True-up of Indemnification Shares	4,151,608	8,653,215	17,656,431
Maximum Number of Earnout Shares issuable as adjusted for True-up	20,758,039	43,266,077	88,282,154

Total additional shares potentially issuable	38,550,643	80,351,286	163,952,572

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Computer equipment	$686	$686
Computer software	1,360	1,354
Furniture and fixtures	2	2
	2,048	2,042
Accumulated depreciation and amortization	(1,959)	(1,911)
	$88	$131

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

The acquisition involved issuance of 2,170,408 shares with market value of $1,150 of the Company’s common stock on January 20, 2006 with guarantee of additional shares to be issued in future if shares are trading at less than an average price of $2.00 after one year of acquisition. The initial purchase consideration of $3.5 million is allocated as follows:

Cash and receivables	$362
Intellectual property	3,655
Liabilities assumed	(517)

$3,500

For the quarter ended March 31, 2006, the Operating expenses include a charge for amortization expense of $305 determined using the straight-line method over the estimated useful life of the asset.

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

Gain of $422 is being recognized over the term of lease, with $52 being recognized in current period and $240 being deferred over the remaining term as of March 31, 2006.

The company has defaulted in making the quarterly lease payments since April 1, 2006 and the matter is now in litigation. As of March 31, 2006, lease payments outstanding under this operating lease are $79, net of sale proceeds to be released at the end of lease term $771 and prepaid rent of $179.

NOTE 6: ACCRUED LIABILITIES AND DEBT

Total accrued liabilities as of March 31, 2006 total $3,682. A breakdown of this amount is as follows:

March 31, 2006
Accrued liability related to acquisition of Abundance	$2,458
Accrued liabilities related to the acquisition of Xpeed	123
Accrued liabilities for expenses	428
Accrued salaries and benefits	461
Provision for long term gain, less long term portion	211
Total Accrued Liabilities	3,682

The accrued liability related to the acquisition of Abundance Networks occurred in 1Q 2006.

Beginning in late 2004 and during this fiscal year, the Company has continued to fund its operations through debt.

Notes Payable - Bridge loan

Notes payable at March 31, 2006 and December 31, 2005 consist of the following:

	March 31, 2006	December 31, 2005
Short term bridge loan from accredited investors due June 30, 2006, interest payable at 8% per annum. In addition, the Company issued to the investors,warrants to purchase 283,325 shares of common stock, none of which were exercised up to March 31, 2006.	$580	$630

Short term bridge loan from related parties due June 30, 2006, interest payable at 8% per annum. In addition, the Company issued to the investors, warrants to purchase 467,665 shares of common stock, none of which were exercised up to March 31, 2006	580	580
Accrued interest on bridge loan ($$32 and 20 due to related parties as of March 31, 2006 and December 31, 2005, respectively)	70	47
Notes payable in connection with unsettled claims from acquisition of Xpeed in April 2003, unsecured ($85 due to related parties).	310	310
Notes payable in connection with assumption of liability upon acquisition of Abundance Networks, Inc., unsecured	100
Note payable to a foreign bank in connection with assumption of liability upon acquisition of Abundance Networks, Inc. and its foreign subsidiary. The note accrues interest at the rate of 15% and is secured by all the assets of the foreign subsidiary	570
Total notes payable	2,210	1,567
Less: current maturity	(2,210)	(1,567)
	$-	$-

In connection with above notes issued in 2005, the Company issued 750,990 warrants to purchase shares of common stock to the bridge loan investors. The warrant prices are fixed and were determined by using the average volume weighted share price for the ten (10) trading days prior to the receipt of the funding and range from $0.71 per share to $2.08 per share and expire three years from the date of the note. The fair value of the warrants was estimated using the Black-Scholes option pricing model and was recorded as warrant liability in accordance with the guidance under EITF 00-19. Assumptions used to value these warrants included that all warrants would be exercised on their respective expiration dates, using annualized volatility rate of 100%, and using risk free interest rate of 4.75%. As of March 31, 2006, warrant liability included the estimated fair value of these warrants of $90.

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

The notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133 and EITF 00-19 which require the beneficial conversion feature to be treated as an embedded derivative, recording a liability equal to the estimated fair value of the conversion option. In addition, all non-employee warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their fair value. As of March 31, 2006 the Notes were convertible into 20,896,524 common shares and the conversion feature had an estimated fair value of $3,263. The actual carrying amount of principal and accrued interest due as of March 31, 2006 is $3,295, which exceeds the estimated fair value of the embedded derivative by $32. Consequently this amount is shown under the caption “Callable secured convertible debt and accrued interest” in the Consolidated Balance Sheet. Non-employee warrants to acquire a total of 1,600,000 common shares were outstanding and had an estimated fair value of $249. The fair value of the conversion feature and the warrants were estimated using the Black-Scholes option pricing model. Assumptions used to value the warrants and options included assuming that all warrants would be exercised on their respective expiration dates, using annualized volatility of 100%, and using risk free interest rate of 4.75%.

The Company issued 360,000 warrants to purchase shares of common stock, 180,000 warrants being issued on November 17, 2005 and another 180,000 warrants being issued on December 28, 2005 to two selling stockholders, Laidlaw & Company and Stonegate Securities, LLC, who helped to identify purchasers for callable secured convertible notes. The terms of the warrants entitle each selling stockholder to purchase shares of common stock before the fifth anniversary date of the issuance. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if the Company issues stock at less than $1.00 in the future. None of the warrants have been exercised as of March 31, 2006. As per the agreed-upon exclusions no adjustment to the exercise price will be made (i) upon the exercise of any warrants, options or convertible securities granted, issued and outstanding on the date of issuance of this Warrant; (ii) upon the grant or exercise of any stock or options which may hereafter be granted or exercised under any employee benefit plan, stock option plan or restricted stock plan of the Company now existing or to be implemented in the future, so long as the issuance of such stock or options is approved by a majority of the independent members of the Board of Directors of the Company or a majority of the members of a committee of independent directors established for such purpose; or (iii) upon the issuance of securities in connection with a merger, consolidation or purchase of assets, or in connection with any strategic partnership or joint venture (the primary purpose of which is not to raise equity capital), or in connection with the disposition or acquisition of a business, product or license by the Company, so long as the issuance of such securities is approved by a majority of the independent members of the Board of Directors of the Company or a majority of the members of a committee of independent directors established for such purpose; (iv) upon the exercise of the Warrants. Any of the warrants, stock or options, issued or granted subsequently, have not triggered an adjustment to the exercise price of these warrants.

The fair value of the warrants issued was estimated using the Black-Scholes option pricing model and was recorded as warrant liability in accordance with the guidance in EITF 00-19. Assumptions used to value these warrants included that all warrants would be exercised on their respective expiration dates, using annualized volatility rate of 100%, and using risk free interest rate of 4.75%. As of March 31, 2006, warrant liability included the estimated fair value of these warrants of $56.

The estimated fair value of the conversion option and warrants exceeded the carrying value of the Notes; therefore the excess was recorded as a loss on derivative instruments in the Consolidated Statement of Operations in 2005. The estimated fair value of the embedded derivatives and the non-employee warrants and options declined during the three months ended March 31, 2006, resulting in a gain on derivative instruments of $539 reported in the Consolidated Statement of Operations. The fair value of the embedded derivatives, warrants and options will be estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

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

The following table summarizes the various components of the embedded derivative and warrant liability as of March 31, 2006 and December 31, 2005:

	March, 31 2006	December 31, 2006

Derivative liability	$3,263	$3,425

Warrant liability related to convertible debt	249	497

Warrant liability related to issuance of other non-employee warrants	146	307

Callable secured convertible debt and accrued interest (including accrued and unpaid interest of $64)	32

Total callable secured notes	3,690	4,229

Unrealized gain related to the adjustment of derivative and warrant liability to fair value of underlying securities	539	(997)

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

	Three Months Ended March 31,
	2006	2005

Numerator - Net Loss	$(1,752)	$(1,254)

Denominator - Weighted average common shares outstanding	38,013,239	24,915,420

Net loss per share - Basic	$(0.046)	$(0.05)

(1) March 31, 2005 shares outstanding is based on the number of shares outstanding effective with the reverse merger into Rescon on April 4, 2005.

NOTE 8: COMMON STOCK (in actual amounts)

As of March 31, 2006, there were 41,238,334 shares of Common Stock issued and outstanding.

NOTE 9 LEGAL MATTERS

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

The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report, as well as, the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Commission on April 3, 2006 and amended on May 1, 2006 and October 26, 2006, and other filings that the Company may make, from time to time, with the Commission.

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

RESULTS OF OPERATIONS

Revenues, Cost of Sales and Gross Profit

The Company shipped its first commercial products in the three months ended March 31, 2006 and recognized revenue of $317 and cost of goods of $269.

Operating Expenses

Operating expenses include research and development, business development, general and administrative, and goodwill impairment expenses. Total operating expenses for three months ended March 31, 2006 and March 31, 2005 were $2.3 million and $1.2 million, respectively. This increase of $0.9 million resulted primarily from the following:

Decreased research and development expenditures of $10 as a result of a decrease of $92 in salaries and wages and a decrease of $11 in other expenses offset by an increase of $93 in equipment leasing expenses.

Decreased business development expenditures of $26 as a result of a decrease in the number of sales and marketing employees and a focus on large partners and channels; and

Increased general and administration expenditures of $1,065 as a result of legal, accounting and other expenses related to the Company's increased disclosure obligations following the reverse merger in April 2005 and expenses related to the acquisition of certain assets, liabilities and technology of Abundance Networks, LLC in January 2006.

There was no impairment of goodwill in either reporting period.

Other Expenses

Other expenses include the unrealized gain or loss related to the adjustment of derivative and warrant liability to the fair value of the underlying securities, net interest expense and impairment of goodwill and other intangible any gain or loss on the sale of assets. Other expenses for the three months ended March 31, 2006 and March 31, 2005, were $474 and ($8) respectively.

Unrealized Gain or Loss Related to the Adjustment of Derivative and Warrant Liability

For the three months ended March 31, 2006, the Company had unrealized losses related to derivative and warrant liabilities of $539 as compared to $0 for the same period in 2005. These gains resulted from the November 2005 securities purchase agreement which provides for the purchase and sale of convertible notes and warrants. This agreement and its accounting treatment for the three months ending March 31, 2006 are described in Note 6.

Net Interest Expense

Net interest expense for the three months ended March 31, 2006 and March 31, 2005, was ($117) and ($8), respectively. This decrease of $109 was primarily due to interest expense on convertible debentures, notes payable and bridge loans.

Gain (loss) on sale of assets

Gain (loss) on sale of assets for the three months ended March 31, 2006 and March 31, 2005, was $52 and $0, respectively. This increase of $52 was due to gain on the sale and lease back of certain Company assets as described in Note 5.

Net Loss

As a result of the foregoing factors, for the three months ended March 31, 2006 and March 31, 2005, the Company incurred a net loss of $1.8 million and $1.3 million, respectively.

During the Company's continuing development phase, it has consistently sustained operating losses and expects such losses to continue through the rest of fiscal 2006 and for the foreseeable future.

Liquidity and Capital Resources

As of March 31, 2006 the Company had a working capital deficit of $10.0 million. The Company had $424 in cash and cash equivalents, which represents an increase of $69 from $355 at March 31, 2005.

In November 2005, the Company entered into a securities purchase agreement which provides for the purchase and sale of callable secured convertible notes and warrants. A complete discussion of this agreement is discussed in Note 6 above under Callable Secured Convertible Notes. From a capital resources perspective, in 2005 the Company received $2,974 ($3,200 net of financing costs) from this agreement. The investors are obligated to purchase an additional $1,600 of our 8% notes and warrants to purchase 800,000 shares of our common stock within five days following the date the Company’s current SB-2A filing is declared effective by the Securities and Exchange Commission and in each case upon satisfaction of additional conditions by the Company.

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

We believe the cash and cash equivalents of $424 on hand at March 31, 2006 will be sufficient to support the Company’s growth operations through June 2006, without relying on income revenue from sales. We expect that the additional $1.6 million of funds to be received when the registration statement becomes effective will support the operations of the Company for an additional six months. We expect that additional funds will need to be raised through the issuance of equity or convertible debt securities during the third quarter of 2006 in order to sustain the Company’s operations through December 31, 2006.

Cash Flows

During the quarter ended March 31, 2006 cash was primarily used to fund Company expenses. Cash and cash equivalents decreased by $1.4 million during the three months ended March 31, 2006. The Company's summary cash flow information for the three month periods ended March 31, 2006 and 2005 is set forth below:

	Three Months Ended March 31,
	2006	2005
Net cash used in operating activities	$(1,841)	$(986)
Net cash used in investing activities	(6)	(1)
Net cash used/Provided in financing activities	488	631
Net Increase (decrease) in cash	$(1,358)	$(356)

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

As of March 31, 2006, $3.2 million principal amount of callable secured convertible notes were issued and outstanding. On December 19, 2005, we filed a registration statement with the Securities and Exchange Commission covering the shares of stock issuable upon conversion of these convertible notes. Within 5 days of the date the registration statement is declared effective by the Securities and Exchange Commission, we will issue an additional $1.6 million in convertible notes to the investors for an aggregate total of $4.8 million in convertible notes. The notes are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the lesser of the (a) then current variable conversion price and (b) $0.68 per share. If converted on March 31, 2006, the $4.8 million principal amount of notes would have been convertible into 30,094,044 shares of our common stock (or 33,034,044 shares if the warrants to purchase 2,940,000 shares were also exercised in full), but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

As of March 31, 2006, warrants to purchase 1,600,000 shares of common stock issued to the purchasers of the notes were outstanding. On December 19, 2005, we filed a registration statement with the Securities and Exchange Commission covering the shares of stock issuable upon exercise of these warrants. Within 5 days of the date the registration statement is declared effective by the Securities and Exchange Commission, we will issue warrants to purchase an additional 800,000 shares to the investors for an aggregate total of warrants to purchase 2,400,000 shares. We have also issued warrants to purchase 360,000 of common stock to brokers involved with the financing. Within 5 days of the date the registration statement is effective, we will issue warrants to purchase an additional 180,000 shares to the brokers for an aggregate total of warrants to purchase 540,000 shares. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if we issue stock at less than $1.00 in the future. Warrants to purchase 980,000 shares of common stock expire on November 17, 2010, warrants to purchase 980,000 shares of common stock expire on December 28, 2010 and the remaining warrants to purchase 980,000 shares of common stock will expire five years from the date on which they are issued.

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

	As of	50%	75%
	May 15	Decline	Decline

Conversion price per share:	$0.05500	$0.02750	$0.013750

Total shares issuable upon conversion of notes and exercise of warrants	90,212,727	177,485,455	352,030,909

Percentage of total outstanding Shares	4.99%	4.99%	4.99%

Percentage of total outstanding Shares (not taking into account the 4.99% ownership limitation)	68.63%	81.15%	89.51%

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

Because certain of the issuances of common stock that we may be required to make in connection with our purchase of substantially all of the assets of Abundance Networks LLC, or ANI, are subject to adjustment based on the average of the closing prices of our common stock during the twenty consecutive trading days ending one day prior to the date of such adjustment, the lower our stock price at the time of such adjustment, the more shares of common stock we will be required to issue. To illustrate, the following table presents the number of shares of our common stock that we would be required to issue to True-up the Initial Issue and all shares potentially issuable upon the True-up of the Indemnification Shares and the Earnout Shares (assuming that all Indemnification Shares are released from escrow and the maximum number of Earnout Shares have been earned) as of March 31, 2006 and the number of shares we would be required to issue if our common stock declined by 50% or 75%:

	As of	50%	75%
	March 31	Decline	Decline
Conversion price per share:	$0.314	$0.157	$0.0785

Shares issuable upon True-up of Initial Issue	6,174,841	13,499,682	28,149,363
Shares Issuable upon True-up of Indemnification Shares	1,879,299	4,108,599	8,567,197
Maximum Number of Earnout Shares issuable as adjusted for True-up	9,396,497	20,542,994	42,835,987

Total additional shares potentially issuable	17,450,637	38,151,274	79,552,548

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

The Certifying Officers have also indicated that no change in the Company’s internal control over financial reporting occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Nayna Networks, Inc.

Dated: December 22, 2006	By:	/s/ Naveen S. Bisht
Naveen S. Bisht, CEO

Dated: December 22, 2006	By:	/s/ William Wong
William Wong, Acting CFO