Form 10QSB/A
period 2006-06-30
Nayna Networks, Inc.
filed 2006-12-28
CIK 769591

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

EXPLANATORY NOTE

This Form 10-Q/A-1 is being filed as an Amendment to our Form 10-Q, to restate our financial information for the quarter ending June 30, 2006 and the Cumulative Period from February 10, 2000 (date of inception) to June 30, 2006. The principal changes in the financials for quarter ending June 30, 2006 are:

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

For the convenience of the reader, this Form 10-Q/A-1 sets forth the entire Form 10-Q which was prepared and relates to the Company as of June 30, 2006. However, this Form 10-Q/A-1 only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our original Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10- Q/A-1 continues to speak as of June 30, and does not reflect events occurring after the filing of the Form 10-Q and does not modify or update those disclosures affected by subsequent events. Forward-looking statements made in the original Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward-looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A-1 not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2006	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52	$130
Restricted cash	44	0
Accounts receivable	478	137
Prepaid expenses and other current assets	95	87
Total current assets	668	354

Property and equipment, net	95	251
Intangible asset, net	3,046	0
Other assets	432	324
Total assets	$4,240	$929

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$5,818	$1,920
Notes payable	2,322	646
Convertible debt derivative	2,895	2,372
Callable secured convertible debt and accrued interest	464	-
Warrant liability	87
Total current liabilities	11,586	4,939

Deferred gain, less current portion
Total Long-term liabilities

Total liabilities	11,586	4,939

Stockholders’ equity:
Series D preferred stock, Auth shares 52,500,000, shares O/S 19,531,247 at 12/31/04	-	20
Common Stock: $0.001 par value, 1,000,000,000 shares authorized at June 30, 2006 and June 30, 2005 and 42,497,198 and 36,533,004 shares issued and outstanding as of June 30, 2006 and June 30, 2005	4	10
Additional paid-in-capital	60,709	51,981
Deferred stock option compensation	(530)
Deficit accumulated during the development stage	(67,529)	(56,021)
Total stockholders’ (deficit) equity	(7,346)	(4,010)

Total liabilities and stockholders’ equity	$4,240	$929

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Cumulative Period from February 10, 2000 (date of inception) to
	2006	2005	June 30, 2006
Revenues	$19	$0	$336
Cost of goods	48	0	317
Gross profit	(29)	0	18

Operating expenses:
Research and development	485	1,184	43,458
Business development	115	223	3,652
General and administrative	899	339	12,118
Goodwill impairment			9,545
Total operating expenses	1,499	1,746	68,773

Loss from operations	(1,528)	(1,746)	(68,755)

Unrealized gain (loss) related to adjustment of derivative and warrant liability to fair value of underlying securities	245		(214)
Interest expense, net	(97)	(8)	1,217
Gain (loss) on sale of assets	53	370	223
Net loss	$(1,328)	$(1,384)	$(67,529)

Weighted shares outstanding (1):
Basic and diluted	42,497,198	23,887,642

Loss per share available to common shareholder
Basic and diluted	(0.03)	(0.06)

(1) June 30, 2005 shares outstanding is based on the number of shares outstanding effective with the reverse merger into Rescon on April 4, 2005.

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,		Cumulative Period from February 10, 2000 (date of inception) to
	2006	2005	June 30, 2006
Revenues	$336	$0	$336
Cost of goods	317	0	317
Gross profit	19	0	18

Operating expenses:
Research and development	1,200	1,909	43,458
Business development	288	422	3,652
General and administrative	2,286	661	12,118
Goodwill impairment			9,545
Total operating expenses	3,773	2,992	68,773

Loss from operations	(3,754)	(2,992)	(68,755)

Unrealized gain (loss) related to adjustment of derivative and warrant liability to fair value of underlying securities	784		(214)
Interest expense, net	(214)	(16)	1,217
Gain (loss) on sale of assets	105	370	223
Net loss	$(3,080)	$(2,638)	$(67,529)

Weighted shares outstanding (1):
Basic and diluted	40,255,219	24,401,531

Net loss per share
Basic and diluted	(0.08)	(0.11)

(1) June 30, 2005 shares outstanding is based on the number of shares outstanding effective with the reverse merger into Rescon on April 4, 2005.

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Cumulative Period from February 10, 2000 (date of inception) to
	2006	2005	June 30, 2006
Cash flows from operating activities:
Net loss	$(1,328)	$(1,384)	$(67,528)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	324	137	4,886
Loss (gain) on sale of property and equipment	(53)	(370)	891
Impairment of goodwill related to acquisitions			9,546
Noncash charges related to stock options granted to consultants	77		321
Noncash charges related to issuance of stock options for legal services			675
Noncash interest expense related to issuance of convertible debt			201
Unrealized (gain) loss related to adjustment of derivative and
warrant liability to fair value of underlying securities	(245)		214
Amortization of financing costs			25
Amortization of discount on warrants associated with equipment financing			202

Changes in operating assets and liabilities:
Restricted cash			(209)
Accounts receivable	(242)	(4)	(478)
Prepaid expenses and other current assets	(46)	48	(236)
Other assets	55	6	(107)
Accounts payable and accrued liabilities	856	608	3,056

Net cash used in operating activities	(601)	(958)	(48,542)

Cash flows from investing activities:
Purchase of property and equipment	(6)		(1,251)
Proceeds from sale of property and equipment		301	1,076
Costs associated with the acquisition of Xpeed, Inc.	-	-	(3,685)

Net cash used in investing activities	(6)	301	(3,860)

Cash flows from financing activities:
Loan proceeds	231	330	2,238
Payments on capital lease obligations and loan facility			(5,735)
Proceeds from issuance of common stock, net of repurchases	4		263
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs			11,953
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs			35,897
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs			3,399
Issuance of convertible debt		103	1,467
Proceeds from deferred stock option compensation
Proceeds from issuance of callable secured convertible notes, net of financing costs			2,974
Net cash provided (used) by financing activities	235	433	52,454

Net increase (decrease) in cash and cash equivalents	(372)	(225)	52

Cash and cash equivalents at beginning of period	424	355

Cash and cash equivalents end of period	$52	$130	$52

Non-cash financing activities:
Conversion of preferred stock into common		$214
Issuance of preferred stock for conversion of note payable		$250
Shares issued on conversion of debentures
Shares issued for purchase of intangibles		$9
Shares issued for services or settlement of claims	$650

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,		Cumulative Period from February 10, 2000 (date of inception) to
	2006	2005	June 30, 2006
Cash flows from operating activities:
Net loss	$(3,080)	$(2,638)	$(67,528)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	677	286	4,866
Loss (gain) on sale of property and equipment	(105)	(370)	891
Impairment of goodwill related to acquisitions			9,546
Noncash charges related to stock options granted to consultants	154		321
Noncash charges related to issuance of stock options for legal services	24		675
Noncash interest expense related to issuance of convertible debt	122		201
Unrealized (gain) loss related to adjustment of derivative and
warrant liability to fair value of underlying securities	(784)		214
Amortization of financing costs	19		25
Amortization of discount on warrants associated with equipment financing			202

Changes in operating assets and liabilities:
Restricted cash			(209)
Accounts receivable	(451)	22	(478)
Prepaid expenses and other current assets	(15)	(52)	(236)
Other assets	87	22	(107)
Accounts payable and accrued liabilities	910	736	3,056

Net cash used in operating activities	(2,442)	(1,945)	(48,542)

Cash flows from investing activities:
Purchase of property and equipment	(11)	(1)	(1,251)
Proceeds from sale of property and equipment		301	1,076
Costs associated with the acquisition of Xpeed, Inc.	-	-	(3,685)

Net cash used in investing activities	(11)	300	(3,860)

Cash flows from financing activities:
Loan proceeds	703	(386)	2,238
Payments on capital lease obligations and loan facility			(5,735)
Proceeds from issuance of common stock, net of repurchases	20		263
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs			11,953
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs			35,897
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs			3,399
Issuance of convertible debt		1,450	1,467
Proceeds from deferred stock option compensation
Proceeds from issuance of callable secured convertible notes, net of financing costs			2,974
Net cash provided (used) by financing activities	723	1,064	52,454

Net increase (decrease) in cash and cash equivalents	(1,138)	(581)	52

Cash and cash equivalents at beginning of period	1,782	709

Cash and cash equivalents end of period	$52	$130	$52

Non-cash financing activities:
Conversion of preferred stock into common		$214
Issuance of preferred stock for conversion of note payable		$250
Shares issued on conversion of debentures	2,339
Shares issued for purchase of intangibles	1,150	$9
Shares issued for services or settlement of claims	$674

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

The Company has experienced net losses since its inception and had an accumulated deficit of $67.5 million as of June 30, 2006. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and market its products. However, the Company's ability to continue its operations as a going concern is in doubt (See Note 9 - Going Concern). Regardless of when or if the Company is able to commercialize its products, the Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company or at all. Any additional equity or convertible debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, as permitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted. These interim condensed consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make the condensed consolidated financial statements not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A-2 for the year ended December 31, 2005 filed with the Commission on April 3, 2006 and amended on May 1, 2006 and on December 22, 2006,and other filings that the Company may make, from time to time, with the Commission.

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

Under the terms of the Asset Purchase Agreement, substantially all of ANI's assets and certain of its liabilities were transferred to a wholly-owned subsidiary of the Company, and the Company issued shares of its common stock to ANI. At the closing, Nayna issued ANI 1,150,000 shares (the "Initial Shares") plus the number of shares obtained by dividing $500 by the average of the closing prices of the Company’s common stock during the twenty consecutive trading days ending one day prior to the closing date, as traded on the OTCBB, the actual shares issued were 1,020,408 shares of common stock, or a total of 2,170,408. 350,000 of the shares (the "Indemnification Shares") are being held in escrow for fifteen months to satisfy any indemnification claims by the Company during such period (the "Indemnification Period"). Up to an additional 1,750,000 shares (the "Earnout Shares") may be issued to ANI, based on achievement of certain revenue and earnings milestones. If (a) on the one-year anniversary of the closing, the Original Issue shares do not have an average closing price of at least $2.00 per share, or (b) on the conclusion of the Indemnification Period, the Indemnification Shares do not have an average closing price of at least $2.00 per share, or (c) on the date that any of the Earnout Shares become due and issuable, any such Earnout Shares do not have an average closing price of at least $2.00 per share, such issuances are subject to a true-up calculation, whereby, the total number of shares issued may be adjusted by multiplying the original number of shares issued by $2.00 and dividing by the average of the closing prices of Nayna's common stock during the twenty consecutive trading days ending one day prior to the date of the adjustment , as traded on the OTCBB (or other national exchange) (each such adjustment, a "True-up").

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

	As of June 30	50% Decline	75% Decline

Conversion price per share	0.0995	0.0498	0.0249

Shares issuable upon True-up of Initial Shares	21,965,578	45,081,156	91,312,312

Shares issuable upon True-up of Indemnification Shares	6,685,176	13,720,352	27,790,704

Max. No. of Earnout Shares issuable as adjusted for True-up	33,425,879	68,601,759	138,953,518

Total Additional Shares Potentially Issuable	62,076,633	127,403,266	258,056,533

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Computer equipment	$692	$686
Computer software	1,360	1,354
Furniture and fixtures	2	2
	2,054	2,042
Accumulated depreciation and amortization	(1,991)	(1,911)
Net Property and equipment	$95	$131

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

$3,500

For the quarter ended June 30, 2006, the operating expenses include a charge for amortization expense of $305 determined using the straight-line method over the estimated useful life of the asset.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill and other intangible assets to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized. No impairment charge has been recorded in the six months ended June 30, 2006. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

The management has ascertained the useful life of the purchased intellectual property to be 3 years. The gross carrying value and accumulated amortization related to purchased intellectual property at June 30, 2006 is as presented below (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Gross Carrying Value of Intellectual property	$3,655	$3,655
Accumulated amortization	304	609

Intangible asset, net	$3,351	$3,046

Amortization expense for the three months and six months ended June 30, 2006 was $304 and $609, respectively. The Company estimates that aggregate amortization expense will be $1,218 for each of the years ending December 31, 2006, 2007 and 2008.

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

Gain of $422 is being recognized over the term of lease, with $53 being recognized in current period and $187 being deferred over the remaining term as of June 30, 2006.

The company has defaulted in making the quarterly lease payments since April 1, 2006 and the matter is now in litigation. As of June 30, 2006, lease payments outstanding under this operating lease are $79, net of sale proceeds to be released at the end of lease term $771 and prepaid rent of $179.

NOTE 6: ACCRUED LIABILITIES AND DEBT

Accrued liabilities

Total accrued liabilities as of June 30, 2006 total $4,187. A breakdown of this amount is as follows:

June 30, 2006
Accrued liabilities related to the acquisition of Abundance Networks	$2,458
Accrued liabilities related to the acquisition of Xpeed	123
Accrued liabilities for expenses	741
Accrued salaries and benefits	677
Provision for deferred gain	187
Total Accrued Liabilities	$4,187

The accrued liability related to the acquisition of Abundance Networks occurred in 1Q 2006.

Bridge loans and other notes

In connection with the notes issued in 2005, the Company issued 750,990 warrants to purchase shares of common stock to the bridge loan investors. The warrant prices are fixed and were determined by using the average volume weighted share price for the ten (10) trading days prior to the receipt of the funding and range from $0.71 per share to $2.08 per share and expire three years from the date of the note. The fair value of the warrants was estimated using the Black-Scholes option pricing model and was recorded as warrant liability in accordance with the guidance under EITF 00-19. Assumptions used to value these warrants included that all warrants would be exercised on their respective expiration dates, using annualized volatility rate of 100%, and using risk free interest rates ranging from 4% to 4.6%. As of June 30, 2006, warrant liability included the estimated fair value of these warrants of $13.

Total notes payable as of June 30, 2006 total $2,322. A breakdown of this amount is as follows:

June 30, 2006
Short term bridge loan from accredited investors due June 30, 2006 (unpaid as of June 30, 2006), interest payable at 8% per annum. In addition, the Company issued to the investors, warrants to purchase 283,325 shares of common stock, none of which was exercised up to June 30, 2006.	$580
Short term bridge loan from related parties due June 30, 2006, interest payable at 8% per annum. In addition, the Company issued to the investors, warrants to purchase 467,665 shares of common stock, none of which was exercised up to June 30, 2006.	580
Accrued interest on bridge loan ($55 and $43 due to related parties as of June 30, 2006 and June 30, 2006, respectively)	93
Notes payable in connection with unsettled claims from acquisition of Xpeed in April 2003, unsecured ($85 due to related parties).	310
Notes payable in connection with assumption of liability upon acquisition of Abundance Networks, Inc., unsecured	179
Note payable to a foreign bank in connection with assumption of liability upon acquisition of Abundance Networks, Inc. and its foreign subsidiary. The note accrues interest at the rate of 15% and is secured by all the assets of the foreign subsidiary.	580
Total Notes Payable	$2,322
Less: current maturity	(2,322)

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

The notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133 and EITF 00-19 which require the beneficial conversion feature to be treated as an embedded derivative, recording a liability equal to the estimated fair value of the conversion option. In addition, all non-employee warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their fair value. As of June 30, 2006 the Notes were convertible into 55,512,561 common shares and the conversion feature had an estimated fair value of $2,895. The actual carrying amount of principal and accrued interest due as of June 30, 2006 is $3,359, which exceeds the estimated fair value of the embedded derivative by $464. Consequently this amount is shown under the caption “Callable secured convertible debt and accrued interest” in the Consolidated Balance Sheet. Non-employee warrants to acquire a total of 1,600,000 common shares were outstanding and had an estimated fair value of $58. The fair value of the conversion feature and the warrants were estimated using the Black-Scholes option pricing model. Assumptions used to value the warrants and options included assuming that all warrants would be exercised on their respective expiration dates, using annualized volatility of 100%, and using risk free interest rate of 5.125%.

The Company issued 360,000 warrants to purchase shares of common stock, 180,000 warrants being issued on November 17, 2005 and another 180,000 warrants being issued on December 28, 2005 to two selling stockholders, Laidlaw & Company and Stonegate Securities, LLC, who helped to identify purchasers for callable secured convertible notes. The terms of the warrants entitle each selling stockholder to purchase shares of common stock before the fifth anniversary date of the issuance. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if the Company issues stock at less than $1.00 in the future. None of the warrants have been exercised as of June 30, 2006. As per the agreed-upon exclusions no adjustment to the exercise price will be made (i) upon the exercise of any warrants, options or convertible securities granted, issued and outstanding on the date of issuance of this Warrant; (ii) upon the grant or exercise of any stock or options which may hereafter be granted or exercised under any employee benefit plan, stock option plan or restricted stock plan of the Company now existing or to be implemented in the future, so long as the issuance of such stock or options is approved by a majority of the independent members of the Board of Directors of the Company or a majority of the members of a committee of independent directors established for such purpose; or (iii) upon the issuance of securities in connection with a merger, consolidation or purchase of assets, or in connection with any strategic partnership or joint venture (the primary purpose of which is not to raise equity capital), or in connection with the disposition or acquisition of a business, product or license by the Company, so long as the issuance of such securities is approved by a majority of the independent members of the Board of Directors of the Company or a majority of the members of a committee of independent directors established for such purpose; (iv) upon the exercise of the Warrants. Any of the warrants, stock or options, issued or granted subsequently, have not triggered an adjustment to the exercise price of these warrants.

The fair value of the warrants issued was estimated using the Black-Scholes option pricing model and was recorded as warrant liability in accordance with the guidance in EITF 00-19. Assumptions used to value these warrants included that all warrants would be exercised on their respective expiration dates, using annualized volatility rate of 100%, and using risk free interest rate of 5.125%. As of June 30, 2006, warrant liability included the estimated fair value of these warrants of $13.

The estimated fair value of the conversion option and warrants exceeded the carrying value of the Notes; therefore the excess is recorded as a loss on derivative instruments in the Consolidated Statement of Operations in 2005. The estimated fair value of the embedded derivatives and the non-employee warrants and options declined during the three and six months ending June 30, 2006, resulting in a gain on derivative instruments of $244 and $785 for the respective periods reported in the Consolidated Statement of Operations. The fair value of the embedded derivatives, warrants and options will be estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

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

The following table summarizes the various components of the embedded derivative and warrant liability for the three month period ended June 30, 2006.

Three Months Ended June 30, 2006

Derivative liability	$2,895

Warrant liability related to convertible debt	58

Warrant liability related to issuance of other non-employee warrants	29

Callable secured debt and accrued interest	464

Total callable secured convertible notes	3,445

Unrealized gain related to the adjustment of derivative and warrant liability to fair value of underlying securities	$245

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

The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report, as well as, the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed with the Commission on April 3, 2006 and amended on December 1, 2006, and other filings that the Company may make, from time to time, with the Commission.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

Revenues, Cost of Sales and Gross Profit

The Company continued to ship its commercial products in the three months ended June 30, 2006 and recognized revenue of $19 and cost of goods of $48.

Operating Expenses

Operating expenses include research and development, business development, general and administrative, and goodwill impairment expenses. Total operating expenses for the three months ended June 30, 2006 and June 30, 2005 were $1.5 million and $1.7 million, respectively. The decrease of $0.2 million resulted primarily from the following:

Decreased research and development expenditures of $0.7 million as a result of a decrease in salaries and wages and other associated expenses.

Decreased business development expenditures of $0.1 million as a result of a decrease in the number of sales and marketing employees and a focus on large partners and channels.

Increased general and administration expenditures of $0.6 million as a result of legal, accounting and other expenses related to the Company's increased disclosure obligations following the reverse merger in April 2005 and expenses related to the acquisition of certain assets, liabilities and technology of Abundance Networks, LLC in January 2006.

There was no impairment of goodwill in either reporting period.

Other Expenses

Other expenses include the unrealized gain or loss related to the adjustment of derivative and warrant liability to the fair value of the underlying securities, net interest expense and any gain or loss on the sale of assets. Other expenses for the three months ended June 30, 2006 and June 30, 2005, were $201 and $362 respectively.

Unrealized Gain or Loss Related to the Adjustment of Derivative and Warrant Liability

For the three months ended June 30, 2006, we had unrealized gains related to derivative and warrant liabilities of $245 as compared to $0 for the same period in 2005. These gains resulted from the November 2005 securities purchase agreement which provides for the purchase and sale of convertible notes and warrants. This agreement and its accounting treatment for the three months ending June 30, 2006 are described above in Note 6 under Callable Secured Convertible Notes.

Net Interest Expense

Net interest expense for the three months ended June 30, 2006 and June 30, 2005, was ($97) and ($8), respectively. This increase of $89 was primarily due to interest expense on convertible debentures, notes payable and bridge loans.

Gain (loss) on sale of assets

Gain (loss) on sale of assets for the three months ended June 30, 2006 and June 30, 2005, was $53 and $370, respectively. This decrease of $317 was due to the sale and lease back of certain Company assets as described in Note 5.

Net Loss

As a result of the foregoing factors, for the three months ended June 30, 2006 and June 30, 2005, the Company incurred a net loss of $1.3 million and $1.4 million, respectively.

During the Company's continuing development phase, it has consistently sustained operating losses and expects such losses to continue through the rest of fiscal 2006 and for the foreseeable future.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Revenues, Cost of Sales and Gross Profit

During the six months ended June 30, 2005, the Company shipped $336 in commercial products and incurred $317 in cost of goods sold.

Operating Expenses

Operating expenses include research and development, business development, general and administrative, and goodwill impairment expenses. Total operating expenses for three months ended June 30, 2006 and June 30, 2005 were $3.8 million and $3.0 million, respectively. The increase of $0.8 million resulted primarily from the following:

Decreased research and development expenditures of $0.7 million as a result of a decrease in salaries and wages and other associated expenses.

Decreased business development expenditures of $0.1 million as a result of a decrease in the number of sales and marketing employees and a focus on large partners and channels.

Increased general and administration expenditures of $1.6 million as a result of legal, accounting and other expenses related to the Company's increased disclosure obligations following the reverse merger in April 2005 and expenses related to the acquisition of certain assets, liabilities and technology of Abundance Networks, LLC in January 2006.

There was no impairment of goodwill in either reporting period.

Other Expenses

Other expenses include the unrealized gain or loss related to the adjustment of derivative and warrant liability to the fair value of the underlying securities, net interest expense and any gain or loss on the sale of assets. Other expenses for the six months ended June 30, 2006 and June 30, 2005, were $675 and $355 respectively.

Unrealized Gain or Loss Related to the Adjustment of Derivative and Warrant Liability

For the six months ended June 30, 2006, we had unrealized gains related to derivative and warrant liabilities of $784 as compared to $0 for the same period in 2005. These gains resulted from the November 2005 securities purchase agreement which provides for the purchase and sale of convertible notes and warrants. This agreement and its accounting treatment for the three months ending June 30, 2006 are described above in Note 6 under Callable Secured Convertible Notes.

Net Interest Expense

Net interest expense for the six months ended June 30, 2006 and June 30, 2005, was ($214) and ($16), respectively. This increase of $198 was primarily due to interest expense on convertible debentures, notes payable and bridge loans.

Gain (loss) on sale of assets

Gain (loss) on sale of assets for the six months ended June 30, 2006 and June 30, 2005, was $105 and $370, respectively. This decrease of $265 was due to the sale and lease back of certain Company assets as described in Note 5.

Net Loss

As a result of the foregoing factors, for the six months ended June 30, 2006 and June 30, 2005, the Company incurred a net loss of $3.1 million and $2.6 million, respectively.

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

As of July 31, 2006, $3.2 million principal amount of callable secured convertible notes were issued and outstanding. On December 19, 2005, we filed a registration statement with the Securities and Exchange Commission covering the shares of stock issuable upon conversion of these convertible notes. Within 5 days of the date the registration statement is declared effective by the Securities and Exchange Commission,, we will issue an additional $1,600,000 in convertible notes to the investors for an aggregate total of $4,800,000 in convertible notes. The notes are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the lesser of the (a) then current variable conversion price and (b) $0.68 per share. If converted on July 31, 2006, the $4.8 million principal amount of notes would have been convertible into 174,545,455 shares of our common stock (or 177,485,455 shares if the warrants to purchase 2,940,000 shares were also exercised in full), but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

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

Each holder of these notes has agreed not to own more than 4.99% of our common stock at any one time; however, the number of shares into which the convertible notes can convert could prove to be significantly greater in the event of a decrease in the trading price of our common stock. The following table presents the number of shares of our common stock that we would be required to issue as of July 31, 2006 and the number of shares we would be required to issue if our common stock declined by 50% or 75% :

	As of July 31	50% Decline	75% Decline

Conversion price per share:	$0.0275	$0.013250	$0.006875

Total shares issuable upon conversion of notes and exercise of warrants	177,485,455	352,030,909	701,121,818

Percentage of total outstanding Shares	4.99%	4.99%	4.99%

Percentage of total outstanding Shares (not taking into account the 4.99% ownership limitation)	80.68%	89.23%	94.29%

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

Under the registration rights agreement, since the registration statement relating to the convertible notes and warrants was not declared effective by the Securities and Exchange Commission on or before March 17, 2006 or the investors cannot make sales under the registration statement for any period of time after the registration statement is declared effective, we are obligated to pay a registration default fee to the 8% note holders equal to the principal of the note outstanding multiplied by .02 multiplied by the sum of the number of additional months required for the registration statement to become effective (or on a pro rata basis). For example, for the first month after March 31, 2006 that the registration statement becomes effective, we were required to pay $5,000 for each $250,000 of outstanding note principal amount. Thereafter, for each month that sales could not be made pursuant to the registration statement, we are required to pay an additional $5,000 for each $250,000 of outstanding note principal amount. Accordingly, our failure to have the registration statement declared effective by July 17, 2006 has resulted in the assessment of liquidated damages in the amount of $192,000 and will continue to result in the assessment of $64,000 per month for each additional month until the registration statement is declared effective.

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
	As of June 30	50% Decline	75% Decline
Conversion price per share:	$0.10	$0.05	$0.025

Shares issuable upon True-up of Initial Shares	21,850,000	44,850,000	90,850,000

Shares Issuable upon True-up of Indemnification Shares	6,650,000	13,650,000	27,650,000

Maximum Number of Earnout Shares issuable as adjusted for True-up	33,250,000	68,250,000	138,250,000

Total additional shares potentially issuable	61,750,000	126,750,000	256,750,000

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

The Certifying Officers have also indicated that no change in the Company’s internal control over financial reporting occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2006 the Company issued an aggregate of 2,170,408 shares of its common stock, $.001 par value per share (the “Shares”) to Abundance Networks, LLC, or ANI, pursuant to the terms of an Asset Purchase Agreement for the acquisition of certain assets, technology, and liabilities.

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