Form 10QSB/A
period 2006-09-30
Nayna Networks, Inc.
filed 2006-12-28
CIK 769591

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

EXPLANATORY NOTE

This Form 10-Q/A-1 is being filed as an Amendment to our Form 10-Q, to restate our financial information for the quarter ending September 30, 2006 and the Cumulative Period from February 10, 2000 (date of inception) to September 30, 2006. The principal changes in the financials for quarter ending September 30, 2006 are:

1)	To correct typographical errors in certain line headings and in the number of shares issued and outstanding on the Consolidated Balance Sheets;

2)	To reclassify expenses on the Nine Month Consolidated Statement of Operations for 2005 to conform to the current year presentation;

3)	To reclassify entries on the Nine Month Consolidated Statement of Cash Flows for 2006 and Cumulative from date of inception (the amount of increase/decrease in cash and cash equivalents is unchanged);

4)
To delete an entry in the table in Note 6 under Bridge loans and other notes regarding Accrued salaries and benefits of $809 which was a duplicate of an entry shown correctly in the table above it under Accrued liabilities (the total amount of Bridge loans shown in the table is unchanged).

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

For the convenience of the reader, this Form 10-Q/A-1 sets forth the entire Form 10-Q which was prepared and relates to the Company as of September 30, 2006. However, this Form 10-Q/A-1 only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our original Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10- Q/A-1 continues to speak as of September 30, and does not reflect events occurring after the filing of the Form 10-Q and does not modify or update those disclosures affected by subsequent events. Forward-looking statements made in the original Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward-looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A-1 not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2006	September 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$(27)	$91
Restricted cash	44
Accounts receivable	455	63
Prepaid expenses and other current assets	91	79
Total current assets	563	233

Property and equipment, net	76	150
Intangible asset, net	2,741	0
Other assets
Deposits	256
Unamortized discount and fees	163
Total other assets	419	193
Total assets	$3,799	$576

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and current liabilities	$6,508	$2,120
Notes payable	2,464	1,328
Embedded derivative liability	4,736	2,372
Callable secured convertible debt and accrued interest	63
Warranty liability	48
Total current liabilities	13,819	5,820

Long term liabilities
Deferred gain, less current portion
Total long-term liabilities	0	0

Total liabilities	13,819	5,820

Stockholders’ equity:
Series D preferred stock, Auth shares 52,500,000, shares O/S 19,531,247 at 12/31/04
Common Stock: $0.001 par value, 1,000,000,000 shares authorized at September 30, 2006 and September 30, 2005 and 43,070,348 and 35,802,504 shares issued and outstanding as of September 30, 2006 and September 30, 2005	4	30
Additional paid-in-capital	60,709	51,981
Deferred compensation	(453)	(-)
Deficit accumulated during the development stage	(70,280)	(57,255)
Total stockholders’ (deficit) equity	(10,020)	(5,244)

Total liabilities and stockholders’ equity	$3,799	$576

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Cumulative Period from February 10, 2000 (date of inception) to September 30,
	2006	2005	2006
Revenues	$0	$0	$336
Cost of goods	0	0	318
Gross profit	0	0	18

Operating expenses:
Research and development	262	693	43,720
Business development	89	304	3,741
General and administrative	1,059	52	13,178
Goodwill impairment			9,545
Total operating expenses	1,410	1,049	70,183

Loss from operations	(1,410)	(1,049)	(70,165)

Unrealized gain (loss) related to adjustment of derivative and warrant liability to fair value of underlying securities	(1,339)		(1,552)
Interest expense, net	(55)	1	1,162
Gain (loss) on sale of assets	53		276

Net loss	$(2,751)	$(1,048)	$(70,279)

Weighted average number of common shares outstanding
Basic and diluted	42,586,732	26,302,504

Income (loss) per share available to common shareholder:
Basic and diluted	$(0.06)	$(0.034)

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,		Cumulative Period from February 10, 2000 (date of inception) to September 30,
	2006	2005	2006
Revenues	$336	$0	$336
Cost of goods	318	0	318
Gross profit	18	0	18

Operating expenses:
Research and development	1,462	2,602	43,720
Business development	377	726	3,741
General and administrative	3,345	713	13,178
Goodwill impairment			9,545
Total operating expenses	5,183	4,041	70,183

Loss from operations	(5,164)	(4,041)	(70,165)

Unrealized gain (loss) related to adjustment of derivative and warrant liability to fair value of underlying securities	(555)		(1,552)
Interest expense, net	(269)	(16)	1,162
Gain (loss) on sale of assets	158	371	276

Net loss	$(5,831)	$(3,686)	$(70,279)

Weighted average number of common shares outstanding
Basic and diluted	41,032,390	25,035,189

Income (loss) per share available to common shareholder:
Basic and diluted	$(0.14)	$(0.15)

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,				Cumulative Period from February 10, 2000 (date of inception) to September 30,
	2006		2005		2006
Cash flows from operating activities:
Net loss		$(5,832)		$(3,874)	$(70,279)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization		1,001		458	5,210
(Gain) loss on sale of property and equipment		(158)			838
Impairment of goodwill related to acquisitions					9,546
Noncash charges related to stock options granted to consultants		231			398
Noncash charges related to issuance of stock options for legal services		24			675
Noncash interest expense related to issuance of convertible debt		177			256
Unrealized (gain) loss related to adjustment of derivative and
warrant liability to fair value of underlying securities		555			1,553
Amortization of financing costs		38			44
Amortization of discount on warrants associated with equipment financing					202

Changes in operating assets and liabilities:
Restricted cash				49	(209)
Accounts receivable		(428)		97	(455)
Prepaid expenses and other current assets		(12)		(44)	233
Other assets		81		(177)	(113)
Accounts payable and accrued liabilities		1,683		930	3,829

Net cash used in operating activities		(2,640)		(2,631)	(48,740)

Cash flows from investing activities:
Purchase of property and equipment					1,251
Proceeds from sale of property and equipment		(11)		260	1,076
Costs associated with the acquisition of Xpeed, Inc.		-		-	(3,685)

Net cash used in investing activities		(11)		260	(3,860)

Cash flows from financing activities:
Proceeds from loan facility		822		610	2,357
Payments on capital lease obligations and loan facility				(1,229)	(5,735)
Proceeds from issuance of common stock, net of repurchases		20			263
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs					11,953
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs					35,897
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs					3,399
Issuance of convertible debt				2,372	1,467
Proceeds from deferred stock option compensation
Proceeds from issuance of callable secured convertible notes, net of financing costs					2,974
Net cash provided (used) by financing activities		842		1,753	52,573

Net increase (decrease) in cash and cash equivalents		(1,809)		(618)	(27)

Cash and cash equivalents at beginning of period		1,782		709

Cash and cash equivalents end of period		$(27)		$91	$(27)

Non-cash financing activities:
Conversion of preferred stock into common	$		$
Issuance of preferred stock for conversion of note payable	$		$
Shares issued on conversion of debentures		2,339
Shares issued for purchase of intangibles		$1,150	$
Shares issued for services or settlement of claims		674

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

	As of Sept. 30	50% Decline	75% Decline

Conversion price per share	0.053	0.0265	0.0133

Shares issuable upon True-up of Initial Issue	42,246,226	85,642,453	172,434,906

Shares Issuable upon True-up of Indemnification Shares	12,857,547	26,065,094	52,480,189

Max. No. of Earnout Shares issuable as adjusted for True-up	64,287,736	130,325,472	262,400,943

Total Additional Shares Potentially Issuable	119,391,509	242,033,019	487,316,038

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Computer equipment	692	692
Computer software	1,360	1,360
Furniture and fixtures	2	2
	2,054	2,054
Accumulated depreciation and amortization	(1,959)	(1,959)
	$76	$95

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

Total notes payable as of September 30, 2006 total $4,895. A breakdown of this amount is as follows:

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

Operating Expenses

Operating expenses include research and development, business development, general and administrative, and goodwill impairment expenses. Total operating expenses for three months ended September 30, 2006 and September 30, 2005 were $1.41 million and $1.05 million, respectively. This increase of $0.36 million resulted primarily from the following:

Research and development expenditures decreased $0.43 million as a result of a decrease in salaries and wages and other associated expenses.

Business development expenditures decreased $0.21 million as a result of a decrease in the number of sales and marketing employees and a focus on large partners and channels.

General and administration expenditures increased $1.0 million as a result of legal, accounting and other expenses related to the Company's increased disclosure obligations following the reverse merger in April 2005 and expenses related to the acquisition of certain assets, liabilities and technology of Abundance Networks, LLC in January 2006.

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

Gain (loss) on sale of assets

Gain (loss) on sale of assets for the three months ended September 30, 2006 and September 30, 2005, was $53 and $0, respectively. This gain of $53 was due to the sale and lease back of certain Company assets as described in Note 5.

Net Loss

As a result of the foregoing factors, for the three months ended September 30, 2006 and September 30, 2005, the Company incurred a net loss of $2.75 million and $1.05 million, respectively.

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

Operating Expenses

Operating expenses include research and development, business development, general and administrative, and goodwill impairment expenses. Total operating expenses for nine months ended September 30, 2006 and September 30, 2005 were $5.18 million and $4.04 million, respectively. This increase of $1.14 million resulted primarily from the following:

Research and development expenditures decreased $1.14 million as a result of a decrease in salaries and wages and other associated expenses.

Business development expenditures decreased $0.35 million as a result of a decrease in the number of sales and marketing employees and a focus on large partners and channels; and

General and administration expenditures increased $2.63 million as a result of legal, accounting and other expenses related to the Company's increased disclosure obligations following the reverse merger in April 2005 and expenses related to the acquisition of certain assets, liabilities and technology of Abundance Networks, LLC in January 2006..

There was no impairment of goodwill in either reporting period.

Other Expenses

Other expenses include the unrealized gain or loss related to the adjustment of derivative and warrant liability to the fair value of the underlying securities, net interest expense and any gain or loss on the sale of assets. Other expenses for the nine months ended September 30, 2006 and September 30, 2005, were ($666) and $355 respectively.

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

Net Interest Expense

Net interest expense for the nine months ended September 30, 2006 and September 30, 2005, was ($269) and ($16), respectively. This increase of $230 was primarily due to interest expense on convertible debentures, notes payable and bridge loans.

Gain (loss) on sale of assets

Gain (loss) on sale of assets for the nine months ended September 30, 2006 and September 30, 2005, was $158 and $371, respectively. This decrease in gain of $213 was due to the sale and lease back of certain Company assets as described in Note 5.

Net Loss

As a result of the foregoing factors, for the nine months ended September 30, 2006 and September 30, 2005, the Company incurred a net loss of $5.83 million and $3.69 million, respectively.

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

While the cash and cash equivalents on hand on September 30, 2006 were ($27), the Company has collected nearly $50 in Accounts Receivable since that date. The balance of $23 will be sufficient to support the Company’s operations through the end of December 2006, without relying on income revenue from sales. We expect that the additional $1.6 million of funds to be received when the registration statement becomes effective will support the operations of the Company for an additional six months. The Company expects to raise additional funds over the next six months either in debt or equity in order to support our operations through the end of 2007.

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

As of November 20, 2006, $3.2 million principal amount of callable secured convertible notes were issued and outstanding. On December 19, 2005, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission covering the shares of stock issuable upon conversion of these convertible notes, which was most recently amended October 26, 2006. Within 5 days of the date that the registration statement is declared effective by the Securities and Exchange Commission, we will issue an additional $1,600,000 in convertible notes to the investors for an aggregate total of $4,800,000 in convertible notes. The notes are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the lesser of the (a) then current variable conversion price and (b) $0.68 per share. If converted on November 20, 2006, the $4.8 million principal amount of notes would have been convertible into 282,009,737 shares of our common stock (or 279,069,767 shares if the warrants to purchase 2,940,000 shares were also exercised in full), but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

As of November 20, 2006, warrants to purchase 1,600,000 shares of common stock issued to the purchasers of the notes were outstanding. Within 5 days of the date of effectiveness of the registration statement on Form SB-2/A initially filed with the Securities & Exchange Commission on December 19, 2005, we will issue warrants to purchase an additional 800,000 shares to the investors for an aggregate total of warrants to purchase 2,400,000 shares. We have also issued warrants to purchase 360,000 of common stock to brokers involved with the financing. Within 5 days of date of effectiveness of the registration statement, we will issue warrants to purchase an additional 180,000 shares to the brokers for an aggregate total of warrants to purchase 540,000 shares. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if we issue stock at less than $1.00 in the future. Warrants to purchase 980,000 shares of common stock expire on November 17, 2010, warrants to purchase 980,000 shares of common stock expire on December 28, 2010 and the remaining warrants to purchase 980,000 shares of common stock will expire five years from the date on which they are issued.

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

The Certifying Officers have also indicated that no change in the Company’s internal control over financial reporting occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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