Form 10KSB
period 2006-12-31
Nayna Networks, Inc.
filed 2007-04-25
CIK 769591

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

State issuer's revenues for its most recent fiscal year: $480.

The aggregate market value of the issuer's voting and non-voting common stock held on December 29, 2006 by non-affiliates of the issuer was approximately $3,228,331 based on actual sales price for the Company's common stock as reported on the OTCBB. The number of shares outstanding of the issuer's common stock as of April 17, 2007 was 65,829,463 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Nayna Networks, Inc. definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes: ☐      No:  ☒

PART I

PART II

PART III

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

Changes Since End of 2006

On February 6, 2007, Nayna entered into a definitive agreement to acquire privately held Professional Satellite & Communications, LLC (ProSAT™), headquartered in San Diego, California. On March 23, 2007, Nayna and ProSAT closed this agreement.

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

Our multi-gigabit flagship platform, ExpressSTREAM, uses fiber and high-speed copper links to remove the performance bottlenecks typically found in access networks. The high quality and rich feature set of our solutions enables our ExpressSTREAM platform to address a wide variety of applications from the transport level up to and through the application layer. Nayna, together with the companies which it has acquired, has raised more than $65 million in venture capital investment over the past six years, substantially all of which has been spent on product development. In addition to continued internal development efforts, we plan to augment our product and service offerings through the acquisitions of complementary companies in the secured communications solutions field including infrastructure, software and services companies.

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

The acquisition of ProSAT will provide a new line of products and services that Nayna expects will complement its existing terrestrial based offerings. ProSAT is a leading third party marketing and customer acquisition vehicle for DirecTV™ throughout the United States. ProSAT offers standard and high definition television equipment installation. It is an authorized reselling partner of DirecTV’s satellite TV services including premium channel offerings. DirecTV is one of the top two leading satellite services providers in the United States.

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

While Nayna addresses the demand for HDTV using IPTV (Ethernet) based technologies, ProSAT addresses the demand for HDTV via Satellite Set-top Boxes (STB) and Digital Video Recorders (DVRs).

Present Market Growth

Both bandwidth consumption (measured in gigabits per second) and the number of broadband content providers serving sites are growing at the grass roots level. As described above, we are seeing significant new trends unfolding in the use and delivery of communication application services, in particular of triple play (voice, data, video) content. These trends include a shift, away from scheduled content programming using analog, or radio frequency, transmission, toward flexible on demand, any time, anywhere content using digital transmission methods.

As the demand for bandwidth continues to increase, older technologies are struggling to keep pace. Traditional access solutions cannot provide the amount of bandwidth necessary to support streaming content and they lack the high level of quality of service tracking demanded by service providers.

DirecTV has announced plans to rollout additional residential HDTV channels in 2007, and Nayna expects to be authorized to resell DirecTV's solutions via ProSAT.

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

Product Status

As of December 2006, Nayna’s (a) WiFi and DSL products are shipping as released standard products, (b) SONET/SDH, based on International Telecommunication Union, or ITU, industry standards, products are shipping as released standard products and (c) the Passive Optical Networking (PON), Institute of Electrical and Electronics Engineers standards based products have been released as standard products.

Successful Complementary Customer Solutions Increase Our Addressable Market

Our flexible platform offers services on fiber, copper and wireless infrastructure. Our solutions leverage a mix of topologies and technologies such as ring, PON, and DSL and others to meet customer requirements. Our very high speed digital subscriber loop concentrators and modems expand our addressable market into locations that have copper infrastructure rated below CAT5 standards. The ProSAT agreement will further enhance Nayna's flexibility through the use of satellite based Internet access to reach potential customers who are out of physical reach of terrestrial based alternatives.

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

Major Customers

As of April 17, 2007 Nayna Networks was not dependent on one or a few major customers. Dependence on one or a few major customers is possible in the future should Nayna Networks secure large deployment contracts from major service providers or strategic channel partners.

ProSAT is a leading provider of outsourced marketing and customer acquisition services for subscriber-based businesses. The Company has established itself as the leading third party marketing and customer acquisition vehicle for DIRECTV.

Strategic Acquisitions and Partnerships

As our acquisition of Abundance Networks in 2006 and ProSAT in 2007 exemplify, strategic acquisitions and corporate partnerships are an important component of our growth strategy. We believe that we can develop a comprehensive integrated offering of related products and services through acquisitions and partnerships with companies in the networking field, and that, if successful, these acquisitions and partnerships can accelerate revenue growth and reduce operating costs through economies of scale. We intend to actively pursue acquisition and partnership opportunities with companies that we believe will provide us with short and long term potential for revenue growth. Potential partnerships include teaming up with large established companies that have a gap in their product offerings and where Nayna can offer its product solutions to fill that gap. Potential acquisitions include companies exemplified by Abundance Networks, acquired by Nayna in January 2006. With the Abundance Networks acquisition Nayna gained a proven sales foothold in India’s rapidly growing broadband market.

Sales and Marketing

We sell our ExpressSTREAM products and services globally to meet a wide range of needs. Typical business-to-business customers for ExpressSTREAM include: traditional large scale telephony service providers, smaller independents and rural service providers, Cable TV service providers, construction companies that develop cyber villages/resorts, and corporations etc. Our sales channel includes: direct sales to key strategic accounts, system integrators, distributors, and large original equipment manufacturers, or OEM, accounts. ProSAT resells DirecTV only within the United States.

Our sales and marketing strategy involves a combination of direct and indirect sales channels. Direct sales engagements with the customers are handled by our in-house staff. Indirect sales channels include independent sales representatives, distributors, system integrators and original equipment manufacturers. We are in discussions with a number of large original equipment vendors for possible partnerships or commercial agreements to deliver our solutions to customers under either the Nayna brand or private labeling under the original equipment manufacturer’s house brand. We intend to pursue additional opportunities through the strategic addition of solution integration and support. By offering technical service support/maintenance after equipment installation and/or integration assistance on the front end of a project, we believe incremental revenues are available with our area of expertise. We believe that we can generate revenue growth through both our direct and indirect sales channels, using our solutions approach. ProSAT's primary sales and marketing strategy relies heavily on mass consumer marketing in both traditional printed media and online. Retail consumers then call into ProSAT's call center. ProSAT also has a network of third party contract installers located throughout the United States. From time-to-time the third parties may refer potential customers to ProSAT.

Services

Broadband networks can be large, complex and costly. As such, broadband networks tend to have extensive planning deployment and operating life cycles. We offer various services through out the various cycles. For example, Nayna has offered for a fee to make its technical staff available to a channel partner for the purpose of providing advanced technical support to the partner’s field support personnel who in turn provide technical support to the end users. Likewise, Nayna has offered to provide technical reviews during the planning cycle of broadband networks.

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

We believe that Nayna's technical experts will be synergistic with ProSAT's more consumer oriented staff, thus enabling ProSAT to more quickly address in-depth technical issues.

Competition and Competitive Position

We believe the principal competitive factors in our markets are:

o Product speed and throughput performance
o Quality of service features with traffic management functionality
o Price & reliability
o Timeliness of new product introduction
o Support of industry standards
o Size and scope of the sales channel
o Size of the installed customers base

Going forward, Nayna expects ProSAT's advanced customer acquisition and support services to be an additional principal competitive factor for Nayna.

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

For Passive Optical Networking, or PON, systems, we compete primarily with: Hitachi/Salira Networks, Inc., Alloptic Inc., TeraWave Communications, Tellabs and Alcatel.

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

At this time, ProSAT (via DirecTV's offerings) has competition from resellers of DishNetworks satellite offerings. In summary, the relative positioning between DirecTV and DishNetworks at this time is such that DirecTV offers more HDTV channels at a higher monthly subscription price while DishNetworks offers less HDTV channels at a lower price.

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

At this time ProSAT resells hardware such as set-top boxes and digital video recorders, but ProSAT does not manufacture any hardware it resells. Nayna and ProSAT expect to investigate further the potential benefits that Nayna's hardware expertise may bring to ProSAT.

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

Employees

As of December 31, 2006, Nayna had 31 full time employees worldwide including 4 in Sales and Marketing, 25 in Product Development and Operations and 2 in General and Administrative functions. We also use the services of consultants and temporary workers from time to time. Our employees are not represented by any collective bargaining unit and we consider our relationship with our employees to be good. ProSAT has approximately 100 employees located within the United States as of March 2007.

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

Executive Officers

Our current executive officers, and their ages as of December 31, 2006, are as follows:

NAME	AGE	POSITION
Naveen S. Bisht	43	Founder, President, Chief Executive Officer, and Director
Gautam Chanda	49	Sr. Vice President Business Development & Operations
Hari Hirani	51	Vice President Engineering
Dr. Raj Jain	55	Co-Founder and Chief Technology Officer
Thomas Richtarich	54	Interim Chief Financial Officer

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

Gautam Chanda has served as our Vice President, Business Development since May 2004 and Sr. Vice President, Business Development & Operations since Jan 2006. From August, 1999 to February, 2004, Mr. Chanda was co-founder, President, and CEO of Accordion Networks, a computer networking company. He was also the principal founder and VP of Engineering at Mayan Networks, a computer networking company. Mr. Chanda holds a BSEE from the Birla Institute of Technology and Science in Pilani, India and an MSEE from the Polytechnic Institute of NY at Brooklyn.

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

Thomas Richtarich joined Nayna in January 2006 as part of the Abundance Networks acquisition and assumed interim Chief Financial Officer responsibilities in February 2007. With Abundance from 2003 to 2006, Mr. Richtarich was Vice President of Marketing and Business Development and also served as Chief Financial Officer. From 2000 to 2003, he was Vice President of Marketing and Business Development for OSS Corporation, a concept to production product development firm specializing in telecommunications, networking and interactive products and subsystems. Prior to OSS, he also held a number of key marketing and business development positions with Southern New England Telecommunications (SNET, now a subsidiary of AT&T). Mr. Richtarich has a bachelor’s degree in Political Science from Fairfield University in Fairfield, CT and an MBA from the University of Connecticut School of Business.

Item 1A. Risk Factors

Our business is subject to certain risks and uncertainties, each of which could materially adversely affect our business, financial condition, cash flows and results of operations.

FAILURE TO RAISE ADDITIONAL CAPITAL WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO OPERATE AS A GOING CONCERN.

We anticipate that our currently available funds are sufficient to meet our needs for working capital, capital expenditures and business expansion until the end of April 2007. In connection with our financing in November 2005, we filed a registration statement, including several amendments. Upon effectiveness of this registration statement, the convertible note holders have committed to purchase an additional $1.6 million of notes. Proceeds from the sale of these notes will allow us to continue operations for an additional six months. Thereafter, we will need to raise additional funds. We have also been in discussions with investment advisors in an effort to raise additional funds. In order to raise additional funds, we would likely need to amend the terms of the agreements with the existing convertible note holders. We cannot assure you that the registration statement will be effective by the end of April 2007or that additional capital will be available on terms acceptable to us, or at all. If we are unable to raise sufficient additional capital we will not be able to continue operations or to achieve our business objectives.

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

WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We continue to incur operating losses due primarily to product development costs and increasing sales and marketing expenses. In addition, we plan to invest heavily in marketing and promotion, the hiring of additional employees and to enhance our products through both internal development efforts and strategic acquisitions. As a result of these expenditures, we expect to incur net losses for a significant period of time. We believe these expenditures are necessary to build and maintain hardware and software technologies related to our products and to penetrate our target markets. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater than they are at the present time and we may never achieve profitability. Because we have incurred losses since our inception, have current liabilities in excess of our current assets and do not have sufficient cash on hand to continue our operations for more than approximately seven months, our auditors have expressed substantial doubt about our ability to continue as a going concern.

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

We may make additional acquisitions or investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other network equipment companies. We plan to use this as a strategy to grow our business and are in discussions with a number of parties relating to any such acquisition or investment. If we buy a company, then we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.

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

We are authorized to issue up to 1,000,000,000 shares of common stock. As of April 17, 2007, 5,967,480 and 5,000,000 and 755,565 shares of common stock were reserved under 2000 Stock Option Plan and 2006 Executive Stock Option Plan for issuance upon exercise of our outstanding warrants and options other than those issued in connection with the notes and debentures, and an additional 70,892,808 shares of common stock were reserved for issuance upon conversion of currently outstanding convertible notes and exercise of currently outstanding warrants issued in connection with the notes and bridge loans. As of April 17, 2007, there were 65,829,463 shares of common stock outstanding. Of these outstanding shares, 10,240,115 shares were freely tradable without restriction under the Securities Act of 1933, as amended, unless held by affiliates

As of April 17, 2007, $3,200,000 principal amount of callable secured convertible notes were issued and outstanding. Within 5 days of the effectiveness of our currently filed registration statement, we will issue an additional $1,600,000 in convertible notes to the investors for an aggregate total of $4,800,000 in convertible notes. The notes are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the lesser of the (a) then current variable conversion price and (b) $0.68 per share. If converted on April 17, 2007, the $4,800,000 principal amount of notes would have been convertible into 87,272,727 shares of our common stock (or 100,212,727 shares if the related warrants to purchase 12,940,000 shares were also exercised in full), but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

As of April 16, 2007, warrants to purchase 11,600,000 shares of common stock issued to the purchasers of the notes were outstanding. Within 5 days of the effectiveness of the registration statement, we will issue warrants to purchase an additional 800,000 shares to the investors for an aggregate total of warrants to purchase 12,400,000 shares. We have also issued warrants to purchase 360,000 of common stock to brokers involved with the financing. Within 5 days of the effectiveness of the registration statement, we will issue warrants to purchase an additional 180,000 shares to the brokers for an aggregate total of warrants to purchase 540,000 shares. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if we issue stock at less than $1.00 in the future. Warrants to purchase 980,000 shares of common stock expire on November 17, 2010, warrants to purchase 980,000 shares of common stock expire on December 28, 2010, warrants to purchase 10,000,000 shares of common stock expire on [expiration date of NIR warrants] and the remaining warrants to purchase 980,000 shares of common stock will expire five years from the date on which they are issued. The shares of common stock issuable upon exercise of these warrants are being registered pursuant to this registration statement.

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

Each holder of these notes has agreed not to own more than 4.99% of our common stock at any one time; however, the number of shares into which the convertible notes can convert could prove to be significantly greater in the event of a decrease in the trading price of our common stock. The following table presents the number of shares of our common stock that we would be required to issue as of April 17, 2007and the number of shares we would be required to issue if our common stock declined by 50% or 75%:

	As of April 17	50% Decline	75% Decline

Conversion price per share:	$0..055	$0.0275	$0.01375
Total shares issuable upon conversion of notes and exercise of warrants	90,212,727	177,485,455	352,030,909

Percentage of total outstanding Shares	4.99%	4.99%	4.99%

Percentage of total outstanding Shares (not taking into account the 4.99% ownership limitation)	152.23%	284.80%	549.95%

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

Under the registration rights agreement, since the registration statement relating to the convertible notes and warrants was not declared effective by the Securities and Exchange Commission on or before March 17, 2006 or the investors cannot make sales under the registration statement for any period of time after the registration statement is declared effective, we are obligated to pay a registration default fee to the 8% note holders equal to the principal of the note outstanding multiplied by .02 multiplied by the sum of the number of additional months required for the registration statement to become effective (or on a pro rata basis). For example, if the registration statement became effective one (1) month after March 17, 2006, we would pay $5,000 for each $250,000 of outstanding note principal amount. If thereafter, sales could not be made pursuant to the registration statement for an additional period of one (1) month, we would pay an additional $5,000 for each $250,000 of outstanding note principal amount. Accordingly, failure to have the registration statement declared effective by March 17, 2006 has resulted in the assessment of liquidated damages in the amount of $768,000 and will continue to result in the assessment of $64,000 per month for each additional month until this registration statement is declared effective.

In addition, we have agreed to have authorized a sufficient number of shares of our common stock to provide for the full conversion of the notes and exercise of the warrants then outstanding and to register and have reserved at all times for issuance at least two times the number of shares that is the actually issuable upon full conversion of the notes and full exercise of the warrants. Accordingly, our inability to comply with this covenant could result in the assessment of additional liquidated damages against us.

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

From time-to-time DirecTV adjusts its offerings, the market acceptance of which can affect ProSAT's revenue stream.

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

In addition, if our product is not accepted by customers due to defects and such returns exceed the amount we accrued for defect returns based on our historical experience, our ability to operate our business profitably may be inhibited.

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

As of April 17, 2007, we had 65,829,463 shares of our common stock issued and outstanding of which 10,240,115 shares are freely tradable shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale.

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

As of April 17, 2007, the Company had approximately 2,276 shareholders holding 65,829,463 shares of common stock.

The published bid and ask quotations are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

2006		HIGH	LOW
Jan. 1	thru Mar. 31, 2006	0.58	0.27
Apr. 1	thru Jun. 30, 2006	0.28	0.08
Jul. 1	thru Sep. 30, 2006	0.10	0.05
Oct. 1	thru Dec. 31, 2006	0.08	0.02

The Company has not declared a cash dividend on its common stock in the past three fiscal years. The Company is not subject to any restrictive covenants or agreements, which limit its ability to pay dividends. The Company has no plans to pay cash dividends on its common stock in the near future.

1. Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,743,960	0.240	701,734
Equity compensation plans not approved by security holders
Total	9,743,960	0.240	701,734

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

Plan of Operations

For 2007, the following material expenses have been budgeted:

		Timeframe 2007 Calendar Qtr	Budget $M
R&D
	General commercial availability for customer purchases and shipments of ExpressSTEAM PON products	CQ1 & CQ2	0.1
	ExpressSTEAM PON product certification in India	CQ1 & CQ2	0.1
	ExpressSTREAM product refinements based on customer suggestions and in-house analysis	CQ1 & CQ2	$0.8

	ExpressSTREAM cost reduction effort	CQ3 & CQ4	$0.4
	Migrate manufacturing capability from ExpressSTEAM PON products to India or low cost factories overseas	CQ1 & CQ2	0.1
	ExpressLIGHT product refinements based on customer suggestions and in-house analysis	CQ1 & CQ2	0.1
	ExpressLIGHT cost reduction effort	CQ1 & CQ2	$0.9
	Higher Speed ExpressLIGHT	CQ3 & CQ4	$0.8
	Sub-Total		$3.3
Sales & Marketing
	On-going bidding on various Requests for Proposals (RFP) from customers	CQ1,2,3,4	$0.2
	Generate material revenues for the year ending December 31, 2006, commencing in the third quarter, based in part on our ongoing customer trials and evaluations as well as our recent agreement with WICE-NET Ltd. For the supply of products and services.	CQ1,2,3,4	$0.6
	Enhance Documentation	CQ1 & CQ2	$0.2
	Sub-Total		$1.0
G&A
	Enhance mail servers & IT	CQ2	0.1
	Relocate Mumbai offices into a larger facility	CQ2	0.2
	Miscellaneous		$0.7
	Agents, Legal, Accounting, other	CQ1,2,3,4	$1.0
	Sub-Total		$2.0
Other Expenses
	Field Support, Training etc.	CQ1,2,3,4	$0.4
	Sub-Total		$0.4
	Grand Total		$6.7

We intend to finance our projected operating losses until the combination of gross profits from sales of our products and services, the remaining $1.6 million from our November 17, 2005 funding and additional debt or equity financing provides us with sufficient cash to pay our current obligations when otherwise due.

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

We are a hardware and software development company that designs, develops and markets next generation broadband access products. Typical applications include high speed Internet access and advanced multi-media content delivery such as high definition TV on demand over the Internet. Typical customers include carriers, Cable TV service providers, integrators and corporations. Our flagship ExpressSTREAM products, remove the performance bottlenecks typically found in access networks linking the service provider’s Point-of-Presence (POP/Central Office) to the subscriber’s home or office. The high quality and rich feature set of our products enable us to address a wide variety of applications at up to several gigabits per second, from the physical wiring transport level up to and through the software application layer. For longer reach higher speed links we use technology based on fiber optics. For shorter range and lower speed links we offer a variety of technologies that use a combination of copper wiring (such as Digital Subscriber Loop - DSL) and wireless links (such as WiFi technology). Our products are based on proprietary hardware and software implementations that are largely based on standard components and follow industry standards/specifications for compatibility. To date, we have not generated any material revenues and we continue to be a development stage company. As a result, our auditors have expressed substantial doubt as to our ability to continue as a going concern.

We anticipate that our currently available funds are sufficient to meet our needs for working capital, capital expenditures and business expansion until the end of April 2007. In connection with our financing in November 2005, we filed a registration statement, including several amendments. Upon effectiveness of this registration statement, the convertible note holders have committed to purchase an additional $1.6 million of notes. Proceeds from the sale of these notes will allow us to continue operations for an additional six months. Thereafter, we will need to raise additional funds. We have also been in discussions with investment advisors in an effort to raise additional funds. In order to raise additional funds, we would likely need to amend the terms of the agreements with the existing convertible note holders. We cannot assure you that the registration statement will be effective by the end of April 2007or that additional capital will be available on terms acceptable to us, or at all. If we are unable to raise sufficient additional capital we will not be able to continue operations or to achieve our business objectives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Development Stage Enterprise

Since its inception, although the Company has commenced its principal operations, it has not achieved a sufficient level of sales and market demand to become an established operating enterprise. Therefore, the Company is currently classified as a development stage enterprise under the Statement of Financial Accounting Standards ("SFASB") No. 7, "Accounting and Reporting by Development Stage Enterprises." Successful completion of the Company's development program and the attainment of profitable operations is dependent on future events, including, among other things, the receipt of adequate financing to continue its operations and fulfill its development activities and the achievement of a level of sales adequate to support the Company's cost structure. There can be no assurance that the Company will successfully accomplish these events. A review of Nayna's SFASB classification will be performed to reflect the acquisition of ProSAT.

The Company has experienced net losses since its inception and had an accumulated deficit of $84.4 million as of December 31, 2006. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and market its products. However, the Company's ability to continue its operations as a going concern is in doubt (see Note L of the accompanying financial statements). Regardless of when or if the Company is able to commercialize its products, the Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company or at all. Any additional equity or convertible debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

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

Revenue Recognition

The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition , Statement of Position 81-1 (“SOP 81-1”) Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and other applicable revenue recognition guidance and interpretations.

The Company records revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable, and (iv) collectibility is reasonably assured. Cash received in advance of revenue recognition is recorded as deferred revenue.

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the customer on a standalone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•
If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

Items which do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for one or more of the delivered item(s), the residual method is used to allocate the arrangement consideration. In cases in which there is not objective and reliable evidence of the fair value(s) of the undelivered item(s), the Company defers all revenue for the arrangement until the period in which the last item is delivered.

For revenue arrangements with multiple deliverables, upon shipment, devices, the Company has fair value for all remaining undelivered elements and recognizes the residual amount within the arrangement as revenue for the delivered items as prescribed in EITF 00-21. Revenues for the Company’s arrangements that include multiple elements are allocated to each undelivered element based on the fair value of each element. Fair value is determined based on the price charged when each element is sold separately and/or the price charged by third parties for similar services.

Net revenues from services such as customer support are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services such as installations, equipment repairs, refurbishment arrangements, training and consulting are recognized as the services are rendered.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for operating loss carry-forwards, tax credit carry-forwards and the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of net deferred tax assets if there is uncertainty regarding their realization.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS No. 123, as amended by SFAS No. 148. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R.

For the year ended December 31, 2006, the Company recorded stock-based compensation expense of $511. SFAS 123R required that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was a balance of $684 of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the year ended December 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.

All amounts set forth in this management discussion of the results of operations are in thousands (`000s), except share and per share data (except where specifically noted otherwise).

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

From the date of its inception on February 10, 2000 through December 31, 2006, the Company has operated as a development stage company, devoting all of its efforts and resources to developing and testing new products and preparing for market introductions of its products. A review of Nayna's SFASB classification will be performed to reflect the acquisition of ProSAT.

The complex nature of broadband networks often leads to potential customers (service providers) performing a lengthy set of tests in their laboratory or at a special site before deciding to purchase the product. These evaluations may last several months to more than a year. Only after an evaluation has been completed will potential customers consider making the decision to deploy the system in a large scale to actual retail subscribers. It is standard industry business practice for the service provider to show interest by providing technical staff for the evaluation period and paying for an evaluation system. In turn, the system vendor typically offers the evaluation system at a discounted price and provides supporting technical staff. In consideration of this industry practice trial and evaluation sales are considered a reduction of business expense, whereas purchase orders for large scales deployments are classified as revenues.

Revenues, Cost of Sales and Gross Profit

For the year ended December 31, 2006, we had sales revenue of $480, cost of goods of $324, and gross profit of $156. This revenue was from sales of both our Passive Optical Networking (PON) and Synchronized Digital Network (SDH) products.

For the year ended December 31, 2005, we did not have any material revenue, cost of sales or gross profit. As a development stage company, any revenues generated by trial and evaluation sales have been classified as a reduction of expenses. In 2005 we recognized approximately $171 from sales of our trial and evaluation equipment to customers such as the University of Every (France) and channel partners such as Bestcomm Networks, InformaCorp, Crystal-Clear TV, EthoStream, and HITS Entertainment (Canada). All of these sales have been classified as a reduction in expenses.

Research and development expenses

Our research and development expenses for the year ended December 31, 2006 decreased $1.57 million to $1.73 million compared to $3.3 million for the year ended December 31, 2005. Research and development expenses decreased primarily as the result of a further reduction in staff.

Business development expenses

Business development costs for the year ended December 31, 2006 decreased $0.3 million to $437 compared to $753 for the year ended December 31, 2005 primarily due to a reduction in staff.

General and administrative expenses

General and administrative costs for the year ended December 31, 2006 increased by $0.25 million to $2.55 million compared to $2.3 million for the year ended December 31, 2005 primarily due to G&A expenses from the acquired Abundance subsidiary .

Impairment of goodwill and other intangible assets

There was $1,103 charge for impairment of goodwill for the year ended December 31, 2006 and $3,712 for the year ended December 31, 2005. The 2006 expense was primarily due to impairment of goodwill associated with the acquisition of Abundance Networks. The 2005 expense was primarily due to the write off associated with the reverse merger of Nayna Networks, Inc. into ResCon Technology Corporation.

Unrealized Gains (Losses) Related to Derivative and Warrant Liabilities

For the year ended December 31, 2006, we had unrealized losses related to derivative and warrant liabilities of $18,314 as compared to $4,229 for the year ended December 31, 2005. These losses resulted from the November 2005 securities purchase agreement, which provides for the purchase and sale of convertible notes and warrants. This agreement is described under Note E of the financial statements.

Net interest expense

Net interest expense for the year ended December 31, 2006 increased by $328 to $454 compared to $126 for the year ended December 31, 2005 primarily due to the increase in debt.

Gain (Loss) on sale of assets

The gain on the sale of assets for the year ended December 31, 2006 increased $81 to $211 compared to $130 for the year ended December 31, 2005.

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

Gain of $422 is being recognized over the term of lease, with $130 being recognized in 2005, $211 in 2006, and $81 in 2007.

Net Income

For the year ended December 31, 2006, the Company reported net losses applicable to common stockholders of $19.9 million as compared to net losses of $11.1 million for the same period in 2005.

Off- Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of December 31, 2006, we had a working capital deficit of $9.271 million. We had ($16) in cash and cash equivalents, which represents a decrease of $1,798 from $1,782 at December 31, 2005.

On July 11, 2006, we borrowed $100,000 from Investment Partnership Tsunami 2000-No.1, an accredited investor in Japan, pursuant to the terms of a convertible promissory note. The note accrues interest at 8% per annum and becomes due and payable upon the earlier to occur of January 31, 2007 or an event of default (as defined in the note). The note is automatically convertible into shares of our common stock at the same price and on the same terms as any shares of our common stock sold in an equity financing of at least $1.0 million which occurs prior to the note’s maturity date, or, if such an equity offering has not occurred prior to the maturity date, the note may be converted into shares of our common stock at the option of the holder at a conversion price equal to the closing price for our common stock as listed on the Over-the-Counter Bulletin Board on the date of conversion. Neither the receipt of an additional $1.6 million for the purchase of our 8% notes upon the effectiveness of this registration statement nor the conversion or exercise of outstanding convertible notes or warrants would trigger the conversion of the note issued to Investment Partnership Tsunami 2000-No.1.

In November 2005, the company entered into a securities purchase agreement which provides for the purchase and sale of callable secured convertible notes and warrants. A complete discussion of this agreement is discussed in Note E in the financial statements under Callable Secured Convertible Notes. From a capital resources perspective, in 2005 the Company received $2,974 ($3,200 net of financing costs) from this agreement. The investors are obligated to purchase an additional $1,600 of our 8% notes and warrants to purchase 800,000 shares of our common stock within five days following the date that this registration is declared effective by the Securities and Exchange Commission and in each case upon satisfaction of additional conditions by the Company.

During 2005, we borrowed $1.2 million from accredited investors. In connection with these loans, we issued warrants to purchase 750,990 shares of our common stock and agreed to register shares obtained upon exercise of these warrants with the Securities and Exchange Commission. The notes accrue interest at 8% per annum and have effective dates that range from April 27, 2005 to November 2, 2005. The warrants terminate three years from the date of issuance and the exercise prices were determined by using the average volume weighted share price for the ten (10) trading days prior to issuance of the related notes and range from $0.71 per share to $2.08 per share. The notes had original maturity dates 120 days from date of issuance but all have been modified to extend the maturity dates to June 30, 2007.

We anticipate that our currently available funds are sufficient to meet our needs for working capital, capital expenditures and business expansion until the end of April 2007. In connection with our financing in November 2005, we filed a registration statement, including several amendments. Upon effectiveness of this registration statement, the convertible note holders have committed to purchase an additional $1.6 million of notes. Proceeds from the sale of these notes will allow us to continue operations for an additional six months. Thereafter, we will need to raise additional funds. We have also been in discussions with investment advisors in an effort to raise additional funds. In order to raise additional funds, we would likely need to amend the terms of the agreements with the existing convertible note holders. We cannot assure you that the registration statement will be effective by the end of April 2007or that additional capital will be available on terms acceptable to us, or at all. If we are unable to raise sufficient additional capital we will not be able to continue operations or to achieve our business objectives.

Recent Events

ProSAT and Alarmco Acquisitions

On March 23, 2007, pursuant to the terms of a Membership Purchase Agreement, dated January 31, 2007, by and among us, Professional Satellite & Communications, LLC, a California limited liability company, or ProSAT, and all of its members, we acquired all of ProSAT’s outstanding membership interests in an all-stock transaction. As consideration for the purchase of the ProSAT membership interests, we issued 18.0 million shares of our restricted common stock to the members of ProSAT, 2.0 million of which will be held in escrow for fifteen months to satisfy any indemnification claims. In addition, 2.0 million shares will be issued in the form of stock options to current ProSAT employees.

ProSAT is a privately held limited liability company located in San Diego, California, that provides residential broadband satellite solutions.

On March 23, 2007, pursuant to the terms of a Membership Interest Purchase Agreement, dated March 23, 2007, by and among us, and all of the members of Alarmco, LLC, a California limited liability company, or Alarmco, we acquired all of Alarmco’s outstanding membership interests in an all-stock transaction. As consideration for the purchase of the Alarmco membership interests, we issued 1,000 shares of our restricted common stock to the members of Alarmco.

Alarmco is a privately held company located in San Diego, California that is closely affiliated with ProSAT.

Abundance Networks, LLC

On April 10, 2007 we entered into Amendment No. 2 to the Asset Purchase Agreement by and among us, Abundance Networks, Inc., a Delaware corporation and wholly-owned subsidiary, Abundance Networks, LLC, a Delaware limited liability company and Abundance Networks (India) Pvt Ltd, an India private limited company which provides that we will issue 4,500,000 shares to Abundance in full satisfaction of all remaining obligations to issues stock under the original Asset Purchase Agreement.

TFG-California, L.P. - Sale and Leaseback Transaction

On April 12, 2007 we entered into a settlement and release agreement with TFG-California, L.P. which releases both parties from any obligation under the sale and lease back agreement we entered into with TFG in exchange for the payments of $10,000 by July 1, 2007, $10,000 by October 1, 2007 and $10,000 by January 1, 2008.

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

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-KSB by reference from the section entitled “Nomination and Election of Directors” contained in our definitive proxy statement for our 2007 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-KSB by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2007 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the audit committee of our board of directors, our audit committee financial expert and our Code of Business Conduct and Ethics is incorporated in this Annual Report on Form 10-KSB by reference from the section entitled “Board of Directors and Corporate Governance Matters” contained in our definitive proxy statement related to our 2007 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 10. Executive Officers' Compensation

Information required to be disclosed by this Item is incorporated in this annual report on Form 10-K by reference from the section entitled “Executive and Director Compensation” contained in our definitive proxy statement for our 2007 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

Information required to be disclosed by this Item is incorporated in this annual report on Form 10-KSB by reference from the sections entitled “Principal Stockholders” and “Stock Ownership of Directors, Nominees for Director, and Executive Officers” contained in our definitive proxy statement for our 2007 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Certain Relationships and Related Transactions

The information required to be disclosed by this Item is incorporated in this annual report on Form 10-KSB by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Compensation of our Directors and Executive Officers” contained in our definitive proxy statement for our 2007 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

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

Item 14. Principal Accountant Fees and Services

This information required to be disclosed by this Item is incorporated in this annual report on Form 10-KSB by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled, which we intend to file within 120 days of the end of our fiscal year.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAYNA NETWORKS, INC.

Date: April 24, 2007	By:	/s/ Naveen S. Bisht
Naveen S. Bisht
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Naveen S. Bisht	President, Chief Executive Officer and Director (Principal Executive Officer)	April 24, 2007

/s/ Thomas Richtarich	Acting Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)	April 24, 2007

/s/ Tsuyoshi Taira	Chairman of the Board	April 24, 2007

/s/ William Boller	Director	April 24, 2007

/s/ Won-Gil Choe	Director	April 24, 2007

Nareshkumar H. Arora

Certified Public Accountant

2350 Mission College Blvd., Suite #1160, Santa Clara, CA 95054
Phone: 408-988-2900 | Fax: 408-988-2907 | naresh@taxguru.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Nayna Networks, Inc.
(a company in the development stage)

We have audited the accompanying consolidated balance sheets of Nayna Networks, Inc. and its subsidiaries (“Nayna”), a development stage enterprise as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years ending December 31, 2006 and 2005 and the cumulative period from February 10, 2000 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements as of December 31, 2001 and for the period from February 10, 2000 (date of inception) to December 31, 2001 were audited by other auditors whose report thereon, dated March 29, 2002, expressed an unqualified opinion on those statements. The other auditors’ report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Nayna Networks, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended and the cumulative period from February 10, 2000 (date of inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is in the development stage and has incurred losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Santa Clara, California
April 22, 2007

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS	Dec. 31 2006	Dec. 31 2005

Current assets:
Cash and cash equivalents	$-	$1,782
Restricted cash	-	44
Accounts receivable (net of $374 allowance for bad debts)	43	27
Prepaid expenses and other current assets	91	222
Total current assets	135	2,075

Property and equipment, net	42	131
Goodwill	3,125	-
Other assets
Deposits	286	194
Unamortized discount and fees, net	144	220
Total assets	$3,734	$2,620
LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,850	$2,357
Notes payable	1,679	882
Notes payable to related parties	815	685
Convertible debentures	-	2,339
Derivative liability related to acquisition	2,955	-
Convertible debt derivatives	18,255	3,425
Warrant liability	59	804
Total current liabilities	27,614	10,492

Long term liabilities
Deferred gain, less current portion	-	81
Total long term liabilities	-	81

Total liabilities	27,614	10,572

Common stock, $0.0001 par value:
Authorized shares - 1,000,000,000; issued and outstanding
shares - 46,119,008 at December 31, 2006	5	4
Additional paid-in capital	60,561	57,176
Deferred stock option compensation	-	(684)
Deficit accumulated during the development stage	(84,447)	(64,448)

Total stockholder's (deficit) equity	(23,880)	(7,952)

Total liabilities and stockholder's (deficit) equity	$3,734	$2,620

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

			Cumulative
			Period from
			February 10,
			2000 (date of
			inception) to
	Year Ended December 31,		December 31,
	2006	2005	2006
Revenue	$480	$-	$480

Cost of Goods	324	0	324

Gross Profit	156	0	156

Operating expenses:
Research and development	1,731	3,308	43,990
Business development	437	753	3,801
General and administrative	2,554	2,299	12,387
Goodwill impairment	1,103	3,712	10,648
Total operating expenses	5,826	10,072	70,826

Loss from operations	(5,670)	(10,072)	(70,670)

Unrealized loss related to adjustment of derivative and
warrant liability to fair value of underlying securities	(14,086)	(997)	(15,083)
Interest expense, net	(454)	(126)	978
Gain on sale of assets	211	130	330

Net loss	$(19,999)	$(11,065)	$(84,446)

Weighted average number of common shares outstanding
Basic and Diluted	41,475,163	35,889,509

Income (loss) per share available to common shareholder
Basic and Diluted	(0.482)	(0.31)

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' (Deficit) Equity
For the Cumulative Period from February 10, 2000 (date of inception) to December 31, 2005
(in thousands, except share and per share data)

	NAYNA NETWORKS, INC. (a Delaware Subsidiary) Preferred Stock		Common Stock
	Shares	Amount($)	Shares	Amount($)	Additional Paid-In Capital	Deferred Stock Option Compensation	Accumulated During the Development Stage	Total Stockholders' (Deficit) Equity

Issuance of common stock to founders in March 2000 at $0.001 per share for cash	-	$-	15,000,000	$15	$-		$-	$15
Issuance of Series A redeemable convertible preferred stock in March 2000 at $0.80 per share for cash	15,000,000	15	-	-	11,938		-	11,953
Issuance of Series B redeemable convertible preferred stock in December 2000 at $4.50 per share for cash, net of $73 of issuance cost	7,999,997	8	-	-	35,919		-	35,927
Issuance of warrants to purchase Series B redeemable convertible preferred stock in connection with an equipment lease in July 2000	-	180	-	-	-		-	180
Exercise of common stock options for cash	-	-	4,069,000	4	403		-	407
Repurchase of common stock issued to founders in July 2000 at $0.001 per share for cash	-	-	(66,667)	-	-			-
Net loss and comprehensive loss	-	-	-	-	-		(6,267)	(6,267)

Balances, December 31, 2000	22,999,997	203	19,002,333	19	48,260	-	(6,267)	42,215

Issuance cost related to Series B preferred stock	-	(30)	-	-	-		-	(30)
Issuance of warrants to purchase Series B redeemable convertible preferred stock to a lessor in July 2001	-	79	-	-	-		-	79
Compensation expense related to accelerated stock options issued to terminated employees in september 2001	-	-	-	28	-		-	28
Compensation expense related to stock option grants to consultants in July and December 2001	-	-	-	12	-		-	12
Adjustment to valuation of warrant issued to a lessor to purchase Series B redeemable convertible preferred stock	-	(38)	-	-	-		-	(38)
Exercise of common stock options for cash	-	-	93,374	0.09	10		-	10
Repurchase of common stock issued to founders at $0.10 per share for cash	-	-	(1,174,399)	(1)	(116)		-	(117)
Net loss and comprehensive loss	-	-	-	-	-		(20,117)	(20,117)

Balances, December 31, 2001	22,999,997	$214	17,921,308	$58	$48,154	$-	$(26,384)	$22,042

Repurchase of common stock for $0.10 to $0.90 per share	-	-	(997,195)	(1)	(100)		-	(101)
Exercise of common stock options for cash	-	-	100,750	0.10	10		-	10
Cancellation of previously issued common stock subject to restriction	-	-	(1,472,500)	(1)	-		-	(1)
Net loss	-	-	-	-	-	-	(8,612)	(8,612)

Balances, December 31, 2002	22,999,997	214	15,552,363	56	48,064	-	(34,996)	13,338

Issuance of Series C redeemable convertible preferred stock for consideration other than cash in connection with Xpeed acquisition	4,680,647	-	-	-	-		-	-
Issuance of common stock for consideraion other than cash in connection with Xpeed acquisition	-	-	5,348,572	-	-		-	-
Exercise of common stock options for cash	-	-	25,000	0.03	6		-	7
Repurchase of common stock for $0.10 per share	-	-	(413,646)	(4)	-		-	(4)
Net loss	-	-	-	-	-	-	(13,288)	(13,288)

Balances, December 31, 2003	27,680,644	214	20,512,289	52	48,071	-	$(48,284)	$53

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' (Deficit) Equity
For the Cumulative Period from February 10, 2000 (date of inception) to December 31, 2005
(in thousands, except share and per share data)

	NAYNA NETWORKS, INC. (a Delaware Subsidiary) Preferred Stock		Common Stock
	Shares	Amount($)	Shares	Amount($)	Additional Paid-In Capital	Deferred Stock Option Compensation	Accumulated During the Development Stage	Total Stockholders' (Deficit) Equity

Balances, December 31, 2003	27,680,644	214	20,512,289	52	48,071	-	$(48,284)	$53

Conversion of Series A, B & C into common stock	(27,680,644)	(214)	27,680,644	28	186		-	-
Issuance of Series D redeemable convertible preferred stock for cash	18,220,425	$18			3,381			3,399
Issuance of Series D redeemable convertible preferred stock for consideration other than cash in connection with note payable to Siemens	1,310,822	1			249			250
Exercise of common stock options for cash			301,158	0.30	16			16
Issuance of common stock for consideration other than cash on purchase of intangible assets			300,000	0.30	9			9
Net loss							(5,098)	(5,098)

Balances, December 31, 2004	19,531,247	$19.31	48,794,091	80	51,912	-	$(53,382)	$(1,371)

Reverse split of common immediately prior to reverse takeover of Rescon Technology Corporation in April 2005			(39,134,425)					-
Issuance of common stock in April 2005 in connection with acquisition of Depthcom 7 in March 2005			9,250,000	0.93	-			1
Conversion of Series D into common stock in April 2005	(19,531,247)	(20)	13,340,281	1	18			(0)
Repurchase of common stock for $0.151 per share			(44,141)	(0.04)	(7)			(7)
Elimination of Nayna Networks, Inc. common stock upon reverse takeover			(32,205,806)	(82)	82			-
Issued and outstanding common stock of Rescon Technology Corporation immediately prior to reverse takeover in April 2005			3,552,557	0.36				0
Isssuance of common stock to Nayna Networks, Inc. on reverse takeover in April 2005			32,249,947	3	3,708			3,712
Issuance of common stock for services in connection with raising of funds in August and December 2005			100,000	0.01	94			94
Issuance of common stock in November 2005 for services in connection with legal matters relating to reverse takeover of Rescon			126,000	0.01	101			101
Issuance of common stock in December 2005 for services in connection with legal matters relating to reverse takeover of Rescon			500,000	0.05	452			452
Issuance of common stock in December 2005 for legal services			4,500	0.0005	3			3
Deferred compensation related to issuance of stock options to non-employees					811	(811)		-
Amortization of deferred non-cash compensation						127		127
Issuance of common stock in December 2005 for services in connection with legal matters relating to reverse takeover of Rescon								-
Net loss							(11,065)	(11,065)

Balances, December 31, 2005 (Restated)	-	-	36,533,004	$4	$57,176	$(684)	$(64,448)	$(7,952)

Adjustment upon adoption of FASB 123R on January 1, 2006					(684)	684		-
Issuance of common stock in January 2006 in connection with acquisition of Abundance Networks			2,170,408	0.22	960			960
Issuance of common stock in March 2006 for professional services at 0.32 per share			90,000	0.01	29			29
Issuance of common stock in March 2006 in connection with conversion of debt at 0.26 per share			2,338,786	0.23	608			608
Gain in connection with conversion of debt					1,731			1,731
Issuance of common stock in April 2006 for legal services at 0.19 per share			250,000	0.03	47			48
Cancellation in May 2006 of shares issued in connection with acquisition of Depthcom 7			(85,000)	(0.01)	-			(0)
Issuance of common stock in June 2006 for legal services at 0.08 per share			1,000,000	0.10	80			80
Issuance of common stock in June 2006 for professional services at 0.08 per share			200,000	0.02	17			17
Exercise of common stock options for cash in August 2006 at 0.04 per share			123,150	0.01	5			5
Issuance of common stock in September 2006 for legal services at 0.04 per share			450,000	0.05	18			18
Issuance of common stock in November 2006 in connection with conversions related to Collable Secured Convertible Notes			430,703	0.04	13			13
Issuance of common stock in November 2006 for professional services			45,000	0.00	1			1
Cancellation in December 2006 of shares issued in connection with acquisition of Depthcom 7			(70)	(0.00)	-			(0)
Issuance of common stock in December 2006 in connection with conversions related to Callable Secured Convertible Notes			2,573,027	0.26	51			51
Stock-based compensation expense					511			511
Net loss							(19,999)	(19,999)

Balances, December 31, 2006	-	-	46,119,008	5	60,561	-	(84,447)	(23,880)

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005	Cumulative Period from February 10, 2000 (date of inception) to December 31, 2006
Cash flows from operating activities :
Net loss	(19,999)	(11,065)	(84,447)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	101	458	4,309
(Gain) Loss on sale of property and equipment	(211)	(130)	784
Impairment of goodwill and other intangible assets related to acquisitions	1,103	3,712	10,649
Noncash charges related to stock options	511	127	678
Noncash charges related to issuance of common stock for
legal and professional services	192	651	843
Noncash interest expense related to issuance of convertible debt	454	79	533
Unrealized loss (gain) related to adjustment of derivative and
warrant liability to fair value of underlying securities	14,086	997	15,083
Amortization of financing costs	75	6	82
Amortization of discount on warrants associated with equipment financing	-	-	202
Changes in operating assets and liabilities:			-
Restricted cash	44	5	(165)
Accounts receivable	(16)	133	(43)
Prepaid expenses and other current assets	130	(187)	(91)
Other assets	(92)	(178)	(287)
Accounts payable and accrued liabilities	1,797	955	3,943
Net cash used in operating activities	(1,826)	(4,437)	(47,927)

Cash flows from investing activities :
Purchase of property and equipment	(12)	(1)	(1,251)
Proceeds from sale of property and equipment	-	631	1,076
Costs associated with acquisition of Xpeed, Inc.	-	-	(3,685)
Net cash used in investing activities	(12)	630	(3,860)

Cash flows from financing activities :
Loan proceeds	50	1,208	1,585
Payments on capital lease obligations and loan facility		(146)	(5,735)
Proceeds from issuance of common stock, net of repurchases	6	-	249
Proceeds from issuance of Series A redeemable convertible			-
preferred stock, net of issuance costs	-	-	11,953
Proceeds from issuance of Series B redeemable convertible			-
preferred stock, net of issuance costs	-	-	35,897
Proceeds from issuance of Series D redeemable convertible			-
preferred stock, net of issuance costs	-	-	3,399
Proceeds from (payments to) issuance of convertible debt	-	845	1,467
Proceeds from issuance of callable secured convertible notes, net of financing costs	-	2,974	2,974
Net cash provided (used) by financing activities	56	4,880	51,788

Net increase (decrease) in cash and cash equivalents	(1,782)	1,073	-

Cash and cash equivalents at beginning of period	1,782	709	-

Cash and cash equivalents at end of period	-	1,782	-

Non-cash financing activites
Conversion of preferred stock into common	$-	$19
Shares issued upon conversion of debentures	$672	$-
Shares issued in connection with acquisition and merger	$960 #	$3,713
Shares issued for services or settlement of claims	$192	$650

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
($ in thousands, except shares and per share data)

NOTE A: THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company

Nayna Networks, Inc., a development stage enterprise, together with its consolidated subsidiaries (the “Company” or “Nayna”), is engaged in the development of next-generation broadband access networking solutions, also known as Ethernet in the First Mile for the secure communications market and its principal product is ExpressSTREAM. The company, together with the companies it has acquired, has raised finances through venture capital investment over the five years of its existence, substantially all of which has been spent on research and development activities. The current company was formed in April 2005 as a result of a merger and plan of reorganization between Rescon Technology Corporation (“Rescon”), a Nevada corporation and publicly traded company and Nayna Networks, Inc., a Delaware corporation and a private company (“Nayna Delaware”). Following the merger, Rescon Technology Corporation changed its name to Nayna Networks, Inc. (“Nayna”)

The Company has incurred losses since its inception, and management believes that it will continue to do so for the foreseeable future because of additional costs and expenses related to continued development and expansion of the Company’s product offerings. The Company currently plans to generate revenues and reduce operating expenses to levels that will result in at least neutral cash flows from operations. However, until that stage is reached, the Company will continue to use its current cash on hand and require additional financing to support its operations. Failure to generate sufficient cash flows from operations, raise additional financing or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In 2007, the Company closed the acquisition of privately-held Professional Satellite & Communications, LLC (ProSAT) to expand into US residential market and add substantial revenues. ProSAT is a leading third party marketing and customer acquisition vehicle for DIRECTV and offers standard and High Definition Television equipment (HDTV) installation throughout the United States and satellite TV services provided by DIRECTV including premium channel offerings. The company plans to expand its India operations significantly to provide customer retention and support for ProSAT operations. (Also see Note K)

(b) Development Stage

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

(c) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company has included the results of operations of acquired companies from the date of acquisition. Certain prior year accounts have been reclassified to conform to the current year presentation.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, intangibles, income taxes and contingencies. In addition, for reporting purposes, the Company uses assumptions when employing the Black-Scholes option valuation model to estimate the fair value of stock options granted.

(d) Revenue recognition

The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, Statement of Position 81-1 (“SOP 81-1”) Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and other applicable revenue recognition guidance and interpretations.

The Company records revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable, and (iv) collectibility is reasonably assured. Cash received in advance of revenue recognition is recorded as deferred revenue.

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

The delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

Items which do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for one or more of the delivered item(s), the residual method is used to allocate the arrangement consideration. In cases in which there is not objective and reliable evidence of the fair value(s) of the undelivered item(s), the Company defers all revenue for the arrangement until the period in which the last item is delivered.

For revenue arrangements with multiple deliverables, upon shipment, devices, the Company has fair value for all remaining undelivered elements and recognizes the residual amount within the arrangement as revenue for the delivered items as prescribed in EITF 00-21. Revenues for the Company’s arrangements that include multiple elements are allocated to each undelivered element based on the fair value of each element. Fair value is determined based on the price charged when each element is sold separately and/or the price charged by third parties for similar services.

Net revenues from services such as customer support are initially deferred and then recognized on a straight-line basis over the term of the contract. Net revenues from services such as installations, equipment repairs, refurbishment arrangements, training and consulting are recognized as the services are rendered.

(e) Allowance for doubtful accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

(f) Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all instruments with an original maturity of three months or less to be cash equivalents.

(g) Property and Equipment

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

(h) Goodwill and other intangible assets

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

Intangible assets other than goodwill are carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the useful lives of the respective assets, generally two to seven years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset.

Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment) and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss, if any.

(i) Business and credit risk

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

(j) Research and development

The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and development Costs,” and, accordingly, the Company expenses research and development costs when incurred.

(k) Income Taxes

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

(l) Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148”). Under the intrinsic value method, the recorded stock-based compensation expense was related to the amortization of the intrinsic value of stock options and other stock-based awards issued by the Company. Options granted with exercise prices equal to the grant date fair value of the Company’s stock have no intrinsic value and therefore no expense was recorded for these options under APB 25.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards granted prior to its adoption are expensed over the remaining portion of their service period. These awards are expensed under an accelerated amortization approach using the same fair value measurements which were used in calculating the expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company records stock-based compensation expense on a straight-line basis over the requisite service period, generally one to four years. SFAS 123(R) required that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in-capital. As of December 31, 2005, there was a balance of $684 of deferred stock-based compensation that was netted against additional paid-in-capital on January 1, 2006.

(m) Loss per Common Share

Loss per common share is calculated based on the consolidated net loss for the period divided by the weighted average number of common shares outstanding as of December 31, 2006 and 2005. Common stock equivalents are not included, as their effect would be antidilutive.

(n) Recently Issued Accounting Pronouncements

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' unaudited financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 during the fourth quarter of 2006. The adoption did not have a material impact on the Company’s financial position, cash flows, or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

NOTE B: ACQUISITIONS

2005 Acquisitions:

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

The shares issued have been recorded in accordance with the principles outlined in SFAS 123. The fair value of services received in this share-based transaction is more reliably measurable than the fair value of the shares issued. The management’s estimate of the fair value of services received is $0.93. However, as of the date of issue of this report, the Company has not received any funds and has filed a complaint against the representatives of DC7 requiring cancellation of these shares.

2006 Acquisition:

Acquisition of Abundance Networks, Inc.

On January 20, 2006, the Company completed the acquisition of substantially all of the assets and certain liabilities of Abundance Networks, Inc. (Abundance), including its wholly owned subsidiary, Abundance Networks (India) Pvt. Ltd. The results of Abundance’s operations have been included in the consolidated financial statements since that date. Abundance develops and markets next generation broadband access products to deliver Ethernet services over legacy SONET/SDH networks of the service providers. These products are certified to be sold in India and current sales focus is to sell in to the high growth telecom market in India.

The aggregate purchase price was $3,500 or the value of 1,750,000 original issue shares at a guaranteed value of $2 per share. At the closing, the Company issued Abundance Networks 1,150,000 shares (the "Initial Issue") plus the number of shares obtained by dividing $500 by the average of the closing prices of Company’s common stock during the twenty consecutive trading days ending one day prior to the closing date, as traded on the OTCBB, the actual shares issued were 1,020,408 shares of common stock, or a total of 2,170,408. An additional 350,000 common shares (the "Indemnification Shares") are being held in escrow for fifteen months to satisfy any indemnification claims by the Company during the first twelve months after closing of transaction (the "Indemnification Period").

Up to an additional 1,750,000 shares (the "Earn-out Shares") may be issued to Abundance Networks, based on achievement of certain revenue and earnings milestones. If (a) on the one-year anniversary of the closing, the Initial Issue shares do not have an average closing price of at least $2.00 per share, or (b) on the conclusion of the Indemnification Period, the Indemnification Shares do not have an average closing price of at least $2.00 per share, or (c) on the date that any of the Earn-out Shares become due and issuable, any such Earn-out Shares do not have an average closing price of at least $2.00 per share, such issuances are subject to a true-up calculation, whereby, the total number of shares issued may be adjusted by multiplying the original number of shares issued by $2.00 and dividing by the average of the closing prices of Company's common stock during the twenty consecutive trading days ending one day prior to the date of the adjustment , as traded on the OTCBB (or other national exchange) (each such adjustment, a "True-up").

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values is as follows (in thousands):

Cash and receivables	$362
Goodwill	3,655
Liabilities assumed	(517)

Total	$3,500

Goodwill

In connection with acquisition of Abundance, as of December 31, 2006, the Company recorded an additional $573 liability attributed to the changes in the fair market value for the True-Up shares that may be potentially issued, resulting in aggregate value of goodwill of $4,228.

As of December 31, 2006, the company also recorded charge of $1,103 in its Consolidated Statement of Operations for impairment of goodwill.

NOTE C: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005

Computer equipment	$692	$686
Computer software	1,360	1,354
Furniture and fixtures	2	2

	2,054	2,042
Less: Accumulated depreciation	(2,012)	(1,911)

Balances as at December 31, 2006 and 2005	$42	$131

Note D commences on next page …………………………………………

NOTE D: NOTES PAYABLE

Notes Payable - Bridge loan

Notes payable at December 31, 2006 and 2005 consist of the following:

	December 31, 2006	December 31, 2005
Short term bridge loan from accredited investors due June 30, 2007 (unpaid as of December 31, 2006), interest payable at 8% per annum. In addition, the
Company issued to the investors, warrants to purchase 283,325 shares of
common stock, none of which were exercised upto December 31, 2006.	$580	$630

Short term bridge loan from related parties due June 30, 2007, interest payable at 8% per annum. In addition, the Company issued to the investors, warrants to purchase 467,665 shares of common stock, none of which were
exercised up to December 31, 2006.	680	580

Accrued interest on bridge loan	144	47

Notes payable in connection with unsettled claims from acquisition of Xpeed in
April 2003, unsecured ($85 due to related parties).	310	310

Notes payable in connection with assumption of liability upon acquisition of
Abundance Networks, Inc., unsecured	100	-

Note payable to a foreign bank in connection with assumption of liability upon acquisition of Abundance Networks, Inc. and its foreign subsidiary. The note accrues interest at the rate of 15% and is secured by all the assets of the
foreign subsidiary.	681	-

Total notes payable	2,494	1,567

Less: current maturity	(2,494)	(1,567)
	$-	$-

In connection with the notes issued in 2005, the Company issued 750,990 warrants to purchase shares of common stock to the bridge loan investors. The warrant prices are fixed and were determined by using the average volume weighted share price for the ten (10) trading days prior to the receipt of the funding and range from $0.71 per share to $2.08 per share and expire three years from the date of the note. The fair value of the warrants was estimated using the Black-Scholes option pricing model and was recorded as warrant liability in accordance with the guidance under EITF 00-19. Assumptions used to value these warrants included that all warrants would be exercised on their respective expiration dates, using annualized volatility rate of 100%, and using risk free interest rate of 4.71%. As of December 31, 2006, warrant liability included the estimated fair value of these warrants of $10.

Convertible Debentures

On March 27, 2006, the Company converted its convertible debt of $2,339 into 2,338,786 shares of common stock at the conversion price of $1.00 per share. The conversion price exceeded the fair market value of the shares; therefore, the excess of $1,731 was recorded as a gain on conversion of debt in additional paid-in capital. Of the total shares issued 888,786 shares of common stock were issued to a related party. (Also see Note E and I)

Callable Secured Convertible Notes

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

The notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133 and EITF 00-19 which require the beneficial conversion feature to be treated as an embedded derivative, recording a liability equal to the estimated fair value of the conversion option. In addition, all non-employee warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their fair value. As of December 31, 2006 the Notes were convertible into 313,726,477 common shares and the conversion feature had an estimated fair value of $18,255. Non-employee warrants and options to acquire a total of 1,600,000 common shares were outstanding and had an estimated fair value of $40. The fair value of the conversion feature and the warrants and options were estimated using the Black-Scholes option pricing model. Assumptions used to value the warrants included assuming that all warrants would be exercised on their respective expiration dates, using annualized volatility of 100%, and using risk free interest rate of 4.71%. The estimated fair value of the conversion option exceeded the carrying value of the notes; therefore, the excess of $14,086 was recorded as a loss on derivative instruments in the Consolidated Statements of Operations. The fair value of the beneficial conversion option, warrants and options will be estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

During 2006, the company issued 3,003,730 shares of common stock upon receipt of conversion notices from note holders. (Also see Note E)

Under the related registration rights agreement, the company agreed to register all of the shares underlying such convertible notes and warrants to allow the selling stockholders to sell them in a public offering or other distribution. However, the company is currently in default under the Convertible Notes and in January 2007 entered into a waiver of default agreement with a majority of these note holders and is currently negotiating a settlement with them.

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

The Company issued 360,000 warrants to purchase shares of common stock, 180,000 warrants being issued on November 17, 2005 and another 180,000 warrants being issued on December 28, 2005 to two selling stockholders, Laidlaw & Company and Stonegate Securities, LLC, who helped to identify purchasers for callable secured convertible notes. The terms of the warrants entitle each selling stockholder to purchase shares of common stock before the fifth anniversary date of the issuance. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if the Company issues stock at less than $1.00 in the future. None of the warrants have been exercised as of December 31, 2006. As per the agreed-upon exclusions no adjustment to the exercise price will be made (i) upon the exercise of any warrants, options or convertible securities granted, issued and outstanding on the date of issuance of this Warrant; (ii) upon the grant or exercise of any stock or options which may hereafter be granted or exercised under any employee benefit plan, stock option plan or restricted stock plan of the Company now existing or to be implemented in the future, so long as the issuance of such stock or options is approved by a majority of the independent members of the Board of Directors of the Company or a majority of the members of a committee of independent directors established for such purpose; or (iii) upon the issuance of securities in connection with a merger, consolidation or purchase of assets, or in connection with any strategic partnership or joint venture (the primary purpose of which is not to raise equity capital), or in connection with the disposition or acquisition of a business, product or license by the Company, so long as the issuance of such securities is approved by a majority of the independent members of the Board of Directors of the Company or a majority of the members of a committee of independent directors established for such purpose; (iv) upon the exercise of the Warrants. Any of the warrants, stock or options, issued or granted subsequently, have not triggered an adjustment to the exercise price of these warrants.

The fair value of the warrants issued was estimated using the Black-Scholes option pricing model and was recorded as warrant liability in accordance with the guidance in EITF 00-19. Assumptions used to value these warrants included that all warrants would be exercised on their respective expiration dates, using annualized volatility rate of 100%, and using risk free interest rate of 4.71%. As of December 31, 2006, warrant liability included the estimated fair value of these warrants of $9.

The following table summarizes the various components of the callable secured convertible notes as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Derivative liability (including $576 penalties and damages owed to investors)	$18,255	$3,425

Warrant liability related to convertible debt	40	497

Warrant liability related to issuance of other non-employee warrants	19	307

Total convertible debt derivative and warrant liability (including accrued and
unpaid interest $287 and $32, for 2006 and 2005, respectively)	$18,315	$4,229

NOTE E: COMMON STOCK

In March 2004, Nayna Delaware entered into a Securities Purchase Agreement whereby investors purchased 19,531,247 shares of Series D Preferred Stock for $3,649. The Series D preferred stock had the following preferences; a) voting rights equal to the number of shares of common stock into which each such share of preferred stock could be converted at the record date b) dividends (if declared) at the rate of $0.015 per year on each outstanding share of Series C stock, c) a liquidation preference of $0.38144 per share of Series D stock, d) conversion right at the rate of one share of common stock for each share of Series D preferred stock, and, e) anti-dilution protection. Additionally, all shares of Series A, B and C preferred stock were converted into common stock on a 1 for 1 basis. Subsequently, on April 1, 2005, immediately prior to the merger with Rescon, Series D stock was converted into common stock at the rate of 0.68 shares of common stock for every share of Series D preferred stock.

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

In both August and December, 2005, the company issued 50,000 shares of common stock, each, to Stonegate Securities who helped to find purchasers for the callable secured convertible notes issued in November 2005. The shares were issued in lieu of legal fees payable for the services rendered by Stonegate. The fair value of issued shares, which is the market price of the shares as of the date at which a commitment for performance was made, was charged to operating expense for the year 2005.

In November 2005, the company issued 75,000 shares of common stock to an individual, Paul Ferrandell, in connection with a settlement agreement. Mr. Ferrandell had a warrant to purchase 80,357 shares of Rescon, the predecessor to Nayna. At the time of the merger between Rescon and Nayna Delaware the officers and directors had certified that all outstanding warrants, options and secured debt had been resolved or moved to an independent company. Shortly after the merger, Mr. Ferrandell approached Nayna to exercise, for no consideration, the warrants. After attempting to have the former officers and directors of Rescon resolve the issue, Nayna agreed to issue the underlying shares, while reserving the right to exercise its indemnification rights against the former officers and directors of Rescon. The exercise resulted in the issuance of 75,000 shares of Nayna’s common stock for no consideration. The fair value of issued shares, which is the market price of the common stock as of the date of settlement, was charged to operating expense for the year 2005.

In November 2005, the company issued 51,000 shares of common stock to an individual, Robert Taylor, in connection with a settlement agreement. Mr. Taylor was in possession of convertible notes, which were convertible into shares of Rescon. At the time of the merger between Rescon and Nayna Delaware the officers and directors had certified that all outstanding warrants, options and secured debt had been resolved or moved to an independent company. Mr. Taylor approached Nayna with proof that he was the holder of the notes and that he had repeatedly attempted to convert the note. After attempting to have the former officers and directors of Rescon resolve the issue, Nayna agreed to issue the underlying shares, while reserving the right to exercise its indemnification rights against the former officers and directors of Rescon. The conversion resulted in the issuance of 51,000 shares of Nayna’s common stock for no consideration. The fair value of issued shares, which is the market price of the common stock as of the date of settlement, was charged to operating expense for the year 2005.

In December 2005, the company issued 500,000 shares of common stock to Richardson & Patel in exchange for legal services in connection with reverse takeover of Rescon and the subsequent litigation matters concerning Depthcom 7, Inc. The fair value of issued shares, which is the market price of the shares as of the date at which a commitment for performance was made, was charged to operating expense for the year 2005.

In December 2005, the company issued 4,500 shares of common stock to Crone Law Group in exchange for legal services to delist the stock from Berlin Stock Exchange. The fair value of issued shares, which is the market price of the shares as of the date at which a commitment for performance was made, was charged to operating expense for the year 2005.

In January 2006, the company acquired Abundance Networks, Inc. for a purchase consideration of $3,500 which resulted in the issuance of 2,170,408 shares of common stock. The shares issued were valued at their market price as of the date of Asset Purchase Agreement.

In March 2006, the company issued 90,000 shares of common stock in exchange for professional services received. The fair value of issued shares, which is the market price of the shares as of the date at which a commitment for performance was made, was charged to operating expense for the year 2006.

In March, 2006, the Company converted its convertible debt of $2,339 into 2,338,786 shares of common stock at the conversion price of $1.00 per share. The excess of conversion price over the fair value of issued shares, which is the market price of the shares as of the date of conversion, was recorded as Gain on Conversion of Debt in the Statement of Operations for the year 2006.

In April 2006, the company issued 250,000 shares of common stock to Richardson & Patel in exchange for legal services received. The fair value of issued shares, which is the market price of the shares as of the date at which a commitment for performance was made, was charged to operating expense for the year 2006.

In May and December 2006, the company cancelled 85,000 and 70 shares, respectively, of common stock issued in 2005 in connection with the acquisition of Depthcom 7, Inc.

In June 2006, the company issued 1,200,000 shares of common stock in exchange for legal and professional services received. The fair value of issued shares, which is the market price of the shares as of the date at which a commitment for performance was made, was charged to operating expense for the year 2006.

In August 2006, the company issued 123,150 shares of common stock upon exercise of stock options.

In September 2006, the company issued 450,000 shares of common stock in exchange for legal and services received. The fair value of issued shares, which is the market price of the shares as of the date at which a commitment for performance was made, was charged to operating expense for the year 2006.

In November and December 2006, the company issued 430,703 and 2,573,027 shares, respectively, of common stock to holders of callable secured convertible notes upon receipt of conversion notice. The issuance was recorded at fair value, which is the market price of the shares as of the date of conversion.

NOTE F: EMPLOYEE BENEFITS

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS No. 123, as amended by SFAS No. 148. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R.

For the year ended December 31, 2006, the Company recorded stock-based compensation expense of $511. SFAS 123R required that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was a balance of $684 of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the year ended December 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.

Stock Plans

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

The Plan provides for incentive stock options, as defined by the Internal Revenue Code, to be granted to employees at an exercise price not less than 100% of the fair value at the grant date as determined by the Board of Directors, unless the optionee is a 10% stockholder, in which case the per share exercise price will not be less than 110% of such fair value. The plan also provides for nonqualified stock options and stock purchase rights to be issued to service providers at an exercise price of not less than 85% of the fair value at the grant date unless the service provider is a 10% stockholder, in which case the per share exercise price will not be less than 110% of such fair value. Options granted generally have a maximum term of ten years from the grant date and generally vest over a four-year period.

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

Activity under the Plan since adoption through December 31, 2006 is as follows:

	Shares Available For Grant	Outstanding Options	Weighted- Average Exercise Price Per Share

Authorized at inception of the plan	1,989,160	-
Options granted	(1,283,058)	1,283,058	$0.100
Options exercised	-	(809,389)	0.100
Options canceled	68,825	(68,825)	0.100

Balances at December 31, 2000	774,927	404,844	0.100

Options granted	(546,422)	546,422	0.570
Options exercised	-	(18,574)	0.110
Options canceled	209,782	(209,782)	0.450
Shares related to previously exercised
Options subject to repurchase, which were repurchased	233,607	-	0.100

Balances at December 31, 2001	671,893	722,910	0.470

Options granted	(260,182)	260,182	0.250
Options exercised	-	(20,041)	0.100
Options canceled	765,495	(765,495)	0.001
Shares related to previously exercised options subject to repurchase, which were repurchased	198,358	-	0.001

Balances at December 31, 2002	1,375,565	197,556	0.250

Options granted	(743,863)	743,863	0.250
Options exercised	-	(4,973)	0.260
Options canceled	207,449	(207,449)	0.253
Shares related to previously exercised options subject to repurchase, which were repurchased	82,281	-	0.009

Balances at December 31, 2003	921,432	728,998	0.250

Increase in authorized options	3,978,320
Options granted	(4,451,653)	4,451,653	0.031
Options exercised	-	(59,905)	0.135
Options canceled	1,065,372	(1,065,372)	0.210

Balances at December 31, 2004	1,513,471	4,055,373	0.024

Options granted	(790,000)	790,000	1.402
Options canceled	333,263	(333,263)	0.404

Balances at December 31, 2005	1,056,734	4,512,110	0.439

Authorized options (Executive Plan 2006)	5,000,000	-
Options granted	(5,355,000)	5,355,000	0.072
Options exercised	-	(123,150)	0.100

Balances at December 31, 2006	701,734	9,743,960	0.240

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding		Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted-average remaining life (years)	Number of Options Vested

$ 0.03	1,460,000	9.96	833,750
0.09	3,895,000	9.56	2,130,000
0.15	3,280,897	7.40	2,331,267
0.25	54,700	7.13	43,925
0.50	163,672	8.02	32,083
1.26	349,746	6.47	325,019
1.69	530,000	8.37	264,167
2.51	5,967	4.87	5,967
4.52	3,978	4.45	3,978
	9,743,960		5,970,156

NOTE G: INCOME TAXES

At December 31, 2006, the Company has a net loss carry forward totaling $58 million that may be offset against future taxable income through 2026. No tax benefit has been reported in the financial statements, however, because the Company believes there is a chance that the carry forward will expire unused. Accordingly, the tax benefit of the loss carry forward has been offset by a valuation allowance of the same amount.

The components of net deferred tax assets are as follows:

	December 31,
	2006	2005

Net operating loss carryforwards	19,300	$18,109
Research and development tax credit carryforwards	2,544	2,544

Total deferred tax assets	21,844	20,653
Less: Valuation allowance	(21,844)	(20,653)
Deferred tax assets, net of allowance	-	-

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

NOTE H: COMMITMENTS

In June 2005, the Company sold some equipment to a leasing company and immediately executed a 24 month operational lease. The sale and leaseback resulted in net sale proceeds of $631 and a gain of $422, of which $211 and $130 have been recognized in 2006 and 2005, respectively. At the end of the lease the Company has the right to return the equipment, negotiate a re-lease, or purchase the equipment at fair market value.

The company has defaulted in making the quarterly lease payments since April 1, 2006 and the matter is now in litigation. As of December 31, 2006, lease payments outstanding under this operating lease are $79, net of sale proceeds to be released at the end of lease term $771 and prepaid rent of $179.

In April 2007, the Company entered into a settlement agreement with the leasing company, the terms of which provide for termination of all claims that exist between them. The Company is required to make three equal payments of $10 each to be made before January 1, 2008. (Also see Note K)

NOTE I: RELATED PARTY TRANSACTIONS

Prior to the reverse merger in April 2005, Nayna Delaware settled liabilities of $906 assumed in connection with an acquisition in 2003 to a member of the Board of Directors of Nayna Delaware and his affiliates, by paying $334 in cash in 2004 and issuing convertible notes of $589 in 2005. Nayna Delaware also borrowed $300 in 2004 from the same related party upon issuance of convertible debt and $580 in 2005 as a part of bridge loan. In March 2006, the company issued 888,786 shares of common stock to a Director and his affiliates upon conversion of debt. (Also see Note D)

In July 2006, the company borrowed $100 from an affiliate of the member of the Board of Directors of Nayna Delaware upon issuance of convertible debt. The debt accrues interest at 8% and is due for payment by June 2007.

As of December 31, 2006 and 2005, the following debts were owed to the related party:

	December 31, 2006	December 31, 2005
Notes payable	815	$685
Convertible debentures	-	889

NOTE J: CLAIMS AND LITIGATIONS

The company had filed a complaint in 2005 against numerous defendants, representing a company Depthcom 7, Inc., that was acquired in 2005. The company is asserting that the defendants are not entitled to 9,250,000 shares of Nayna stock that were issued to them in connection with a funding deal on which the defendants never delivered. As of the date of this report, the company and the defendants are negotiating a settlement and release agreement.

On August 18, 2006, an application was filed for entry of judgment on sister-state judgment against the Company for $349,000 in the Superior Court of the State of California, County of Santa Clara, based on a default entered against the Company in the Supreme Court of the State of New York, county of Nassau on August 3, 2004, prior to the reverse merger between Rescon Technologies Corporation and Nayna Networks, Inc. a Delaware corporation. On September 19, 2006 the Company filed a motion to vacate the entry of judgment, which was denied on November 2, 2006. The Company is currently negotiating a settlement and is also pursuing indemnification claims against Christian Nigohossian and Northeast Development Corporation, both of whom are contractually committed to indemnify the Company for such a liability based on agreements entered into at the time of the reverse merger.

NOTE K: SUBSEQUENT EVENTS

Acquisition of ProSAT and Alarmco

On March 23, 2007, pursuant to the terms of Membership Purchase Agreement, dated January 31, 2007, by and among Nayna, Professional Satellite & Communications, LLC, a California limited liability company ("ProSAT") and all of its members, Nayna acquired all of ProSAT's outstanding membership interests in an all-stock transaction. As consideration for purchase of ProSAT membership interests, Nayna issued 18 million shares of Nayna restricted common stock to the members of ProSAT, 2 million of which will be held in escrow for fifteen months to satisfy any indemnification claims by Nayna. In addition, 2 million shares will be issued in the form of stock options to current ProSAT employees.

ProSAT is a privately held limited liability company located in San Diego, California, that provides residential broadband satellite solutions.

On March 23, 2007, pursuant to the terms of Membership Interest Purchase Agreement, dated March 23, 2007, by and among Nayna, and all of the members of Alarmco, LLC, a California limited liability company ("Alarmco"), Nayna acquired all of Alarmco's outstanding membership interests in an all-stock transaction (the "Alarmco Acquisition"). As consideration for the purchase of Alarmco membership interests, Nayna issued 1,000 shares of Nayna restricted common stock to the members of Alarmco, a privately held company located in San Diego, California that is closely affiliated with ProSAT.

The aggregate purchase price was $2,200, which is the fair value of 20 million shares based on the closing market price of Nayna’s common stock on the date the terms of acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Nayna is in the process of obtaining third-party valuations of assets, liabilities and certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

Receivables and Other Assets	$1,323
Property & Equipment	881
Goodwill and Other Intangibles	19,113
Liabilities Assumed	(19,117)

Purchase Price	$2,200

Settlement with Abundance Networks, Inc.

As of April 18, 2007, the Company and Abundance Networks have entered into an agreement to amend the terms of the original asset purchase agreement. Under the new agreement the Company will issue to the original stockholders of Abundance Networks, Inc., 4.5 million shares in full satisfaction of True-Up and Earn-out shares.

Settlement with TFG

In June 2005, the Company sold some equipment to a leasing company and immediately executed a 24 month operational lease. Subsequently, both the parties defaulted and filed claims against each other for breach of contract. In April 2007, the Company entered into a settlement agreement with the leasing company, the terms of which provide for termination of all claims that exist between them. The Company is required to make three equal payments of $10 each to be made before January 1, 2008.

Accompanied notes are an integral part of these financial statements.