Form 10KSB/A
period 2006-12-31
Nayna Networks, Inc.
filed 2007-05-01
CIK 769591

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

State issuer’s revenues for its most recent fiscal year: $480.

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

Transitional Small Business Disclosure Format: Yes: ☐ No:  ☒

EXPLANATORY NOTE:

We are filing this Amended Annual Report on Form 10-K/A of Nayna Networks, Inc. (the “Form 10-K”) to include the information required by Part III of the Form 10-K as we no longer anticipate filing our proxy statement for the 2007 annual meeting within 120 days of December 31, 2006. With the exception of the inclusion of information required by Part III, no information in this Form 10-K has been changed.

Portions of the Nayna Networks, Inc. definitive

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

In November 2005, the company entered into a securities purchase agreement which provides for the purchase and sale of callable secured convertible notes and warrants. A complete discussion of this agreement is discussed in Note D in the financial statements under Callable Secured Convertible Notes. In 2005 the Company received $2,974 ($3,200 net of financing costs) from this agreement. The investors are obligated to purchase an additional $1,600 of our 8% notes and warrants to purchase 800,000 shares of our common stock within five days following the date the Company’s current SB-2 filing is declared effective by the Securities and Exchange Commission and in each case upon satisfaction of additional conditions by the Company.

During 2005, we borrowed $1,209,981 from accredited investors. In connection with these loans, we issued warrants to purchase 750,990 shares of our common stock and agreed to register these with the Securities and Exchange Commission. The notes accrue interest at 8% per annum and also have warrants that expire three years from the date of the note. The warrant prices are fixed and were determined by using the average volume weighted share price for the ten (10) trading days prior to the receipt of the funding and range from $0.71 per share to $2.08 per share. The notes had original maturity dates 120 days from date of issuance but all have been modified to have maturity dates of June 30, 2007.

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

Major Customers

Currently, Nayna Networks is not dependent on one or a few major customers. Dependence on one or a few major customers is possible in the future should Nayna Networks secure large deployment contracts from major service providers or strategic channel partners.

ProSAT is a leading provide of outsourced marketing and customer acquisition services for subscriber-based businesses, The Company has established itself as the leading third party marketing and customer acquisition vehicle for DirecTV.

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

Executive Officers

Our current executive officers, and their ages as of December 31, 2006, are as follows:

NAME	AGE	POSITION
Naveen S. Bisht	43	Founder, President, Chief Executive Officer, and Director
Gautam Chanda	49	Sr. Vice President Business Development & Operations
Hari Harani	51	Vice President Engineering
Dr. Raj Jain	55	C0-Founder and Chief Technology Officer
Thomas Richtarich	54	Interim Chief Financial Officer

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

Gautam Chanda has served as our Vice President, Business Development since May 2004 and Sr. Vice President, Business Development & Operations since January 2006. From August 1999 to February 2004, Mr. Chanda was Co-founder, President, and CEO of Accordion Networks, a computer networking company. He was also the principal founder and VP of Engineering at Mayan Networks, a computer networking company. Mr. Chanda holds a BSEE from the Birla Institute of Technology and Science in Pilani, India and an MSEE from the Polytechnic Institute of NY at Brooklyn.

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

FAILURE TO RAISE ADDITIONAL CAPITAL WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO OPERATE AS A GOING CONCERN.

We anticipate that our currently available funds are sufficient to meet our needs for working capital, capital expenditures and business expansion until the end of April 2007. In connection with our financing in November 2005, we filed a registration statement, including several amendments. Upon effectiveness of this registration statement, the convertible note holders have committed to purchase an additional $1.6 million of notes. Proceeds from the sale of these notes will allow us to continue operations for an additional six months. Thereafter, we will need to raise additional funds. We have also been in discussions with investment advisors in an effort to raise additional funds. In order to raise additional funds, we would likely need to amend the terms of the agreements with the existing convertible note holders. We cannot assure you that the registration statement will be effective by the end of April 2007 or that additional capital will be available on terms acceptable to us, or at all. If we are unable to raise sufficient capital we will not be able to continue operations or to achieve our business objectives.

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

WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We continue to incur operating losses due primarily to product development costs and increasing sales and marketing expenses. In addition, we plan to invest heavily in marketing and promotion, the hiring of additional employees and to enhance our products through both internal development efforts and strategic acquisitions. As a result of these expenditures, we expect to incur net losses for a significant period of time. We believe these expenditures are necessary to build and maintain hardware and software technology related to our products and to penetrate our target product markets. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater than they are at the present time and we may never achieve profitability. Because we have incurred losses since our inception, have current liabilities in excess of our current assets and do not have sufficient cash on hand to continue our operations for more than approximately seven months, our auditors have expressed substantial doubt about our ability to continue as a going concern.

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

Past Nayna acquisitions include Abundance Networks for its SONET/SDH products and Xpeed Networks for its Passive Optical Networking (PON) products. In both cases the purpose was to expand Nayna’s product offerings within the broadband access market place. In connection with the acquisitions, we have encountered some difficulties including combining infrastructures (such as email systems), changing work flows (such as project management and reviews of products under development) and the need for simplification of management reporting. Future acquisitions may present greater difficulties relating to the integration of newly acquired companies.

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

We are authorized to issue up to 1,000,000,000 shares of common stock. As of April 17, 2007, 5,967,480 shares of common stock were reserved under the 2000 Stock Option Plan, 5,000,000 shares of common stock were reserved under the 2006 Executive Stock Option Plan, 755,565 shares of common stock were reserved for issuance upon exercise of our outstanding warrants and options other than those issued in connection with the notes and debentures, and an additional 70,892,808 shares of common stock were reserved for issuance upon conversion of the notes and debentures and exercise of the warrants issued in connection with the notes and bridge loans. As of April 17, 2007, there were 65,829,463 shares of common stock outstanding. Of these outstanding shares, 10,240,115 shares were freely tradable without restriction under the Securities Act of 1933, as amended, unless held by affiliates.

As of April 17, 2007, $3,200,000 principal amount of callable secured convertible notes were issued and outstanding. Within 5 days of the effectiveness of our currently filed registration statement, we will issue an additional $1,600,000 in convertible notes to the investors for an aggregate total of $4,800,000 in convertible notes. The notes are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the lesser of the (a) then current variable conversion price and (b) $0.68 per share. If converted on April 17, 2007, the $4,800,000 principal amount of notes would have been convertible into 87,272,727 shares of our common stock (or 100,212,727 shares if the warrants to purchase 12,940,000 shares were also exercised in full), but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

As of April 17, 2007, warrants to purchase 1,600,000 shares of common stock issued to the purchasers of the notes were outstanding. Within 5 days of the effectiveness of the registration statement, we will issue warrants to purchase an additional 800,000 shares to the investors for an aggregate total of warrants to purchase 2,400,000 shares. We have also issued warrants to purchase 360,000 of common stock to brokers involved with the financing. Within 5 days of the effectiveness of the registration statement, we will issue warrants to purchase an additional 180,000 shares to the brokers for an aggregate total of warrants to purchase 540,000 shares. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if we issue stock at less than $1.00 in the future. Warrants to purchase 980,000 shares of common stock expire on November 17, 2010, warrants to purchase 980,000 shares of common stock expire on December 28, 2010, warrants to purchase 10,000,000 shares of common stock expire seven years from the date issued and the remaining warrants to purchase 980,000 shares of common stock will expire five years from the date on which they are issued. The shares of common stock issuable upon exercise of these warrants are not being registered pursuant to the currently filed registration statement.

Purchasers of common stock will experience substantial dilution of their investment upon conversion by the investors of a material portion of the notes. The notes are not registered and may be sold only if registered under the Securities Act of 1933, as amended, or sold in accordance with an applicable exemption from registration, such as Rule 144. The shares of common stock into which the notes may be converted are being registered pursuant to the currently filed registration statement.

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

	As of April 17	50% Decline	75% Decline
Conversion price per share:	$0.055	$0.0275	$0.01375
Total shares issuable upon conversion of notes and exercise of warrants	90,212,727	177,485,455	352,030,909

Percentage of total outstanding Shares	4.99%	4.99%	4.99%

Percentage of total outstanding Shares (not taking into account the 4.99% ownership limitation)	152.23%	284.80%	549.95%

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

As of April 17, 2007, the Company had approximately 2,276 shareholders holding 65,829,463 common shares.

The published high and low stock prices for the last four quarters are shown in the chart below.

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

Plan of Operations

For 2007, the following material expenses have been budgeted:

		Timeframe 2007 Calendar Qtr	Budget $M
R&D

	General commercial availability for customer purchases and shipments of ExpressSTREAM PON products	CQ1 & CQ2	$0.1
	ExpressSTREAM PON product certification in India	CQ1 & CQ2	0.1
	ExpressSTREAM PON product refinements based on customer suggestions and in-house analysis	CQ1 & CQ2	0.8
	ExpressSTREAM PON cost reduction effort	CQ3 & CQ4	0.4
	Migrate manufacturing capability for ExpressSTREAM PON products to India or low cost factories overseas	CQ1 & CQ2	0.1
	ExpressSTREAM SDH product refinements based on customer suggestions and in-house analysis	CQ1 & CQ2	0.1
	ExpressSTREAM SDH cost reduction effort	CQ1 & CQ2	0.9
	Higher Speed ExpressSTREAM SDH	CQ3 & CQ4	0.8
	Sub-Total		$3.3
Sales & Marketing

	On-going bidding on various Requests for Proposals (RFP) from customers	CQ1, 2, 3, 4	$0.2
	Generate material revenues for the year ending December 31, 2007, commencing in the third quarter, based in part on our ongoing customer trials and evaluations as well as our agreement with WICE-NET Ltd. For the supply of products and services.	CQ1, 2, 3, 4	0.6
	Enhance Documentation	CQ1 & CQ2	0.2
	Sub-Total		$1.0
G&A
	Enhance mail servers & IT	CQ2	$0.1
	Reloate Mumbai offices into a larger facility	CQ2	0.2
	Misc	CQ1, 2, 3, 4	0.7
	Agents, Legal, Accounting, other	CQ1, 2, 3, 4	1.0
	Sub-Total		$1.7
Other Expenses
	Field Support, Training etc.	CQ1, 2, 3, 4	$0.4
	Sub-Total		$0.4
	Grand Total		$6.7

We intend to finance our projected operating losses from the remaining $1.6 million from our November 17, 2005 funding and from additional debt or equity financing.

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

We anticipate that our currently available funds are sufficient to meet our needs for working capital, capital expenditures and business expansion until the end of April 2007. In connection with our financing in November 2005, we filed a registration statement, including several amendments. Upon effectiveness of this registration statement, the convertible note holders have committed to purchase an additional $1.6 million of notes. Proceeds from the sale of these notes will allow us to continue operations for an additional six months. Thereafter, we will need to raise additional funds. We have also been in discussions with investment advisors in an effort to raise additional funds. In order to raise additional funds, we would likely need to amend the terms of the agreements with the existing convertible note holders. We cannot assure you that the registration statement will be effective by the end of April 2007 or that additional capital will be available on terms acceptable to us, or at all. If we are unable to raise sufficient capital we will not be able to continue operations or to achieve our business objectives.

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

The complex nature of broadband networks often leads to potential customers (service providers) performing a lengthy set of test in their laboratory or at a special site before deciding to purchase the product. These evaluations may last several months to more than a year. Only after an evaluation has been completed will potential customers consider making the decision to deploy the system in a large scale to actual retail subscribers. It is standard industry business practice for the service provider to show interest by providing technical staff for the evaluation period and paying for an evaluation system. In turn, the system vendor typically offers the evaluation system at a discounted price and provides supporting technical staff. In consideration of this industry practice, trial and evaluation sales are considered a reduction of business expense, whereas purchase orders for large-scale deployments are classified as revenue.

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

General and administrative expenses

General and administrative costs for the year ended December 31, 2006 increased by $0.25 million to $2.55 million compared to $2.3 million for the year ended December 31, 2005 primarily due to G&A expenses from the acquired Abundance subsidiary.

Impairment of goodwill and other intangible assets

There was a $1,103 charge for impairment of goodwill for the year ended December 31, 2006 and $3,712 for the year ended December 31, 2005. The 2006 expense was primarily due to impairment of goodwill associated with the acquisition of Abundance Networks. The2005 expense was primarily due to the write off associated with the reverse merger of Nayna Networks, Inc. into ResCon Technology Corporation.

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

Off- Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of December 31, 2006, we had a working capital deficit of $27.479 million. We had $0 in cash and cash equivalents, which represents a decrease of $1,792 from $1,782 at December 31, 2005.

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

In November 2005, the company entered into a securities purchase agreement which provides for the purchase and sale of callable secured convertible notes and warrants. A complete discussion of this agreement is discussed in Note D in the financial statements under Callable Secured Convertible Notes. From a capital resources perspective, in 2005 the Company received $2,974 ($3,200 net of financing costs) from this agreement. The investors are obligated to purchase an additional $1,600 of our 8% notes and warrants to purchase 800,000 shares of our common stock within five days following the date that this registration is declared effective by the Securities and Exchange Commission and in each case upon satisfaction of additional conditions by the Company.

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

We anticipate that our currently available funds are sufficient to meet our needs for working capital, capital expenditures and business expansion until the end of April 2007. In connection with our financing in November 2005, we filed a registration statement, including several amendments. Upon effectiveness of this registration statement, the convertible note holders have committed to purchase an additional $1.6 million of notes. Proceeds from the sale of these notes will allow us to continue operations for an additional six months. Thereafter, we will need to raise additional funds. We have also been in discussions with investment advisors in an effort to raise additional funds. In order to raise additional funds, we would likely need to amend the terms of the agreements with the existing convertible note holders. We cannot assure you that the registration statement will be effective by the end of April 2007 or that additional capital will be available on terms acceptable to us, or at all. If we are unable to raise sufficient capital we will not be able to continue operations or to achieve our business objectives.

Recent Events

ProSAT and Alarmco Acquisitions

On March 23, 2007, pursuant to the terms of a Membership Purchase Agreement, dated January 31, 2007, by and among us, Professional Satellite & Communications, LLC, a California limited liability company, or ProSAT, and all of its members, we acquired all of ProSAT’s outstanding membership interests in an all-stock transaction. As consideration for the purchase of the ProSAT membership interests, we issued 18.0 million shares of our restricted common stock to the members of ProSat, 2.0 million o which will be held in escrow for fifteen months to satisfy any indemnification claims. In addition, 2.0 million shares will be issued in the form of stock options to current ProSAT employees.

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

Alarmco is a privately held company located in San Diego, California, that is closely affiliated with ProSAT.

Abundance Networks, LLC.

On April 17, 2007, we entered into Amendment No. 2 to the Asset Purchase Agreement by and among us, Abundance Networks, Inc., a Delaware corporation and wholly-owned subsidiary, Abundance Networks, LLC, a Delaware limited liability company and Abundance networks (India) Pvt Ltd, an India private limited company which provides that we will issue 4,500,000 shares to Abundance in full satisfaction of all remaining obligations to issue stock under the original Asset Purchase Agreement.

TFG-California, L.P. - Sale and Leaseback Transaction.

On April 12, 2007, we entered into a settlement and release agreement with TFG California, L.P. which releases both parties from any obligation under the sale and lease back agreement we entered into with TFG in exchange for the payments of $10,000 by July 1, 2007, $10,000 by October 1, 2007, and $10,000 by January 1, 2008.

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

Item 8B. Other information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors, executive officers and certain key employees as of April 17, 2007:

NAME	AGE	POSITION

Naveen S. Bisht	43	Founder, President, Chief Executive Officer, and Director

Tsuyoshi Taira (1) (2)	68	Chairman of the Board of Directors

William Boller (1)(2)(3)	60	Director

Dr. Won-Gil Choe (1) (3)	74	Director

Gautam Chanda	49	Senior Vice President Business Development & Operations

Hari Hirani	52	Vice President Engineering

Dr. Raj Jain	55	Co-Founder and Chief Technology Officer

Thomas Richtarich	54	Interim Chief Financial Officer

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Governance Committee

The following sets forth biographical information concerning the directors and principal officers:

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

Gautam Chanda has served as our Vice President, Business Development since May 2004 and Sr. Vice President, Business Development & Operations since January 2006. From August 1999 to February 2004, Mr. Chanda was Co-founder, President, and CEO of Accordion Networks, a computer networking company. He was also the principal founder and VP of Engineering at Mayan Networks, a computer networking company. Mr. Chanda holds a BSEE from the Birla Institute of Technology and Science in Pilani, India and an MSEE from the Polytechnic Institute of NY at Brooklyn.

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

The Audit Committee reviews, acts on and reports to the Board of Directors regarding various auditing and accounting matters, including the selection of our independent auditors, the monitoring of the rotation of the partners of the independent auditors, the review of our financial statements, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. There are currently three members of the Audit Committee, Messrs. Choe, Boller and Taira. Mr. Choe serves as the chairperson of the Audit Committee.

The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. There are currently two members of the Compensation Committee, Messrs. Taira and Boller. Mr.Taira serves as the chairperson of the Compensation Committee.

The Nominating and Governance Committee ensures that our Board of Directors is properly constituted to meet its fiduciary obligations to our shareholders and that we have and follow appropriate corporate governance standards. There are currently two members of the Nominating and Governance Committee, Messrs. Boller and Choe. Mr. Boller serves as the chairperson of the Nominating and Governance Committee.

Code of Ethics

The Board of Directors adopted a code of ethics on May 17, 2005. A copy may be obtained by sending a written request to the Company.

Directors' Compensation

Directors who are also our employees receive no additional compensation for serving on the Board. Upon election to our Board of Directors, each Non-employee Director typically receives an option exercisable for the purchase of 150,000 shares of our Common Stock or a number approved by the Board, pursuant to the terms and conditions of our Stock Option Plan. This initial option grant typically vests quarterly over a period of three years or unless otherwise specified separately, provided that the Non-employee Director continues to provide service to us at each such date. At each Annual Meeting, each Non-Employee Director receives an option exercisable for the purchase of 25,000 shares of our Common Stock or a number approved by the Board, pursuant to the terms and conditions of our Stock Option Plan. This annual option grant typically vests in full on the one-year anniversary of the grant date or over a period as approved by the Board, provided that the Non-employee Director continues to provide service to us on such date. Additionally, the chairperson of our Audit Committee receives an option exercisable for the purchase of 10,000 shares of our Common Stock and the chairpersons of our Compensation Committee and our Nominating and Governance Committee each receive an option exercisable for the purchase of 5,000 shares of our Common Stock, all pursuant to our Stock Option Plan. Directors also receive $500 per month cash compensation as and when approved by the Board.

Each of the chairperson grants vests in full on the one-year anniversary of the grant date, provided that the Non-employee Director continues to provide service to us on such date. Our Directors who are also employees may participate in our Stock Option Plan as described under "Executive Compensation." The following table sets forth the aggregate number of options granted to each non-employee director as of December 31, 2006.

DIRECTOR COMPENSATION FOR 2006

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Tsuyoshi Taira			$21,758				$21,758

Richard Berman (1)			$30,322				$30,322

William O’Connor (2)			$30,989				$30,989

William Boller			$67,592				$67,592

Won-Gil Choe (3)

(1) Richard Berman resigned as of September 2007; Vested Options were not exercised, so all options expired.

(2) William O’Connor resigned as of September 22, 2007; Vested Options were not exercised, so all options expired.

(3) Joined the Board on January 31, 2007

Item 10. Executive Officers' Compensation

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of: (i) the Chief Executive Officer; and (ii) the other two most highly paid executive officers of the Company (all three of which are the “Named Executive Officers”) for the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Naveen S. Bisht	2006	$53,043			$63,399				$116,342
President, CEO and Director	2005	$111,115			$3945				$115,060

Gautam Chanda	2006	$44,981			$31,577				$76,558
Sr. V.P. Business Development & Operations	2005	$99,231			$1900				$101,131

Michael Meyer	2006	$62,467			$541				$63,008
Chief Financial Officer	2005	$98,077			$1612				$99,689
(1/1/2006 through 4/14/2006)

Option Grants in Last Fiscal Year

The following table sets forth certain information for the Named Executive Officers with respect to equity awards outstanding at the year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested
Naveen S. Bisht	150,000	150,000		0.027	12/15/2016
	666,667	333,333		0.085	6/10/2016
	37,270	11,080		0.151	5/1/2014
	964,742	188,970		0.151	6/1/2014
	5,967			1.257	6/1/2013

Gautam Chanda	75,000	75,000		0.027	12/15/2016
	333,333	166,667		0.085	6/10/2016
	240,045	89,160		0.151	6/1/2014
	44,756	14,919		0.151	5/5/2014

Michael Meyer (1)	100,000			0.50	1/3/2015

(1) Michael Meyer resigned as of April 14, 2006 and his options expired and were not exercised

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of January 31, 2007 by (i) all persons who are known to us to be beneficial owners of five percent or more of the common shares, (ii) each of our Directors, (iii) the Named Executive Officers named in the Executive Compensation section of this prospectus and (iv) all current Directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned	Percent
Pacesetter/ MVHC, Inc.(1)	4,794,152	7.28
2435 North Central Expressway, Suite 200
Richardson TX 75082

Ignite Ventures(2)	4,759,533	7.23
225 Shoreline Drive #510
Redwood City, CA 94065

Apex Ventures(3)	4,319,982	6.56
233 South Wacker Drive, Suite 9600
Chicago, Il 60606

Eric McAfee(4)	3,725,000	5.66
10600 North DeAnza Blvd., # 250
Cupertino, CA 95014

Berg McAfee Companies, LLC(5)	3,000,000	4.56
10600 North DeAnza Blvd. #250
Cupertino, CA 95014

Naveen S. Bisht(6)	3,573,220	5.43%

Gautam Chanda(7)	1,038,879	1.58%

Hari Hirani(8)	690,376	1.05%

Dr. Raj Jain(9)	1,065,277	1.62%

Tsuyoshi Taira(10)	2,283,256	3.47%

William Boller(11)	655,000	0.99

Won-Gil Choe (12)	350,000	*

Thomas Richtarich (13)	80,000	*

Directors and executive officers as a group (8 persons)	9,736,008	14.79%

* Less than 1.0%

(1)	Includes:
- 3,647,590 shares held by Alliance Enterprise Corporation, and
- 250,000 shares held by Power Equities, Inc., and
- 206,606 shares held by Mesbic Ventures, Inc.
each of which is an Small Business Investment Company and a wholly owned affiliate of Pacesetter /MVHC, Inc. ("PMVHC"), and through an investment committee, exercises sole voting and investment power with respect to all shares of record held by these entities. Individually, no stockholder, director or officer of PMVHC has or shares such voting or investment power. Also, includes 565,614 shares held by Pacesetter Growth Fund, L.P., which shares common management with PMVHC and for which PMVHC is a limited partner and 124,342 warrants held by Alliance Enterprise Corporation and Mesbic Ventures, Inc.

(2)	Includes:
- 4,600,012 shares held by Ignite Ventures II, L.P., and
- 7,192 shares held by Ignite Ventures I, L.P., and
- 1,060 shares held by Ignite Entrepreneurs, L.P.
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
- 2,994,148 shares held by Apex Investment Fund V, L.P., and
- 1,335,369 shares held by Apex Investment Fund IV, L.P., and
- 40,465 shares held by Apex Strategic Partners IV, LLC
Apex Management V, LLC is the general partner of Apex Investment Fund V, L.P. and Apex Management IV, LLC is the general partner of Apex Investment Fund IV, L.P. and Apex Strategic Partners IV, LLC. Apex Management V, LLC and Apex Management IV, LLC, each through an executive committee, exercises sole voting and investment power with respect to all shares of record held by Apex Investment Fund V, L.P and Apex Investment Fund IV, L.P. and Apex Strategic Partners IV, LLC, respectively. Individually, no stockholder, director or officer of Apex Management V, LLC or Apex Management IV, LLC has or shares such voting or investment power.

(4)	Includes:
- 3,000,000 shares held by Berg McAfee Companies, LLC, and
- 500,000 shares held by McAfee Capital, LLC, and
- 25,000 shares held by Cagan McAfee Capital Partners, and
- 200,000 shares held by P2 Capital, LLC
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

(6)
Includes 2,508,029 shares subject to immediately exercisable options, of which 2,026,034 shares will be vested within 60 days of March 31, 2007. Also includes 5,966 shares held in trust for the minor children of Mr. Bisht, of which he disclaims beneficial ownership.

(7)	Includes 1,038,879 shares subject to immediately exercisable options, 793,829 of which will be vested within 60 days of March 31, 2007.

(8)	Includes 690,376 shares subject to immediately exercisable options, 582,761 of which will be vested within 60 days of March 31, 2007.

(9)	Includes 468,529 shares subject to immediately exercisable options, 427,266 of which will be vested within 60 days of March 31, 2007.

(10)	Includes 559,674 shares subject to immediately exercisable options, 433,779 of which will be vested within 60 days of March 31, 2007 and 19,996 warrants.

(11)	Includes 655,000 shares subject to immediately exercisable options, 493,194 of which will be vested within 60 days of March 31, 2007.

(12)	Includes 350,000 shares subject to immediately exercisable options, 155,556 of which will be vested within 60 days of March 31, 2007.

(13)	Includes 80,000 shares subject to immediately exercisable options, 56,667 of which will be vested within 60 days of March 31, 2007.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common shares subject to options or warrants that are currently exercisable or exercisable within 60 days of April 17, 2007, are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of Nayna Networks, Inc., 4699 Old Ironsides Drive, Suite 420, Santa Clara, CA 95054. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all common shares shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on shares of our common stock outstanding as of March 31, 2007.

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

NAYNA NETWORKS, INC.

Date: April 30, 2007	By:	/s/ Naveen S. Bisht
Naveen S. Bisht President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Naveen S. Bisht	President, Chief Executive Officer and	April 30, 2007
Director (Principal Executive Officer)

/s/ Thomas Richtarich	Acting Chief Financial Officer and Chief Accounting Officer (Principal	April 30, 2007
Financial Officer)

/s/ Tsuyoshi Taira	Chairman of the Board	April 30, 2007

/s/ William Boller	Director	April 30, 2007

/s/ Won-Gil Choe	Director	April 30, 2007

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

/s/ Nareshkumar H. Arora
Santa Clara, California
April 22, 2007

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2006		2005
ASSETS

Current assets:
Cash and cash equivalents	$		$1,782
Restricted cash			44
Accounts receivable (net of $374 allowance for bad debts)		43	27
Prepaid expenses and other current assets		91	222
Total current assets		135	2,075

Property and equipment, net		42	131
Goodwill		3,125
Other assets
Deposits		286	194
Unamortized discount and fees, net		144	220
Total assets		$3,734	$2,620

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities		$3,850	$2,357
Notes payable		1,679	882
Notes payable to related parties		815	685
Convertible debentures			2,339
Derivative liability related to acquisition		2,955
Convertible debt derivative		18,255	3,425
Warrant liability		59	804
Total current liabilities		27,614	10,492

Long term liabilities
Deferred gain, less current portion			81
Total long term liabilities			81

Total liabilities		27,614	10,572
Common stock, $0.0001 par value:
Authorized shares - 1,000,000,000; issued and outstanding shares - 46,119,008 at December 31, 2006		5	4
Additional paid-in capital		60,561	57,176
Deferred stock option compensation			(684)
Deficit accumulated during the development stage		(84,447)	(64,448)
Total stockholder's (deficit) equity		(23,880)	(7,952)
Total liabilities and stockholder's (deficit) equity		$3,734	$2,620

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

			Cumulative
			Period from
			February 10,
			2000 (date of
			inception) to
	Year Ended December 31,		December 31,
	2006	2005	2006
Revenue	$480		480

Cost of goods	324		324

Gross margin	156		156

Operating expenses:
Research and development	1,731	3,308	43,990
Business development	437	753	3,801
General and administrative	2,554	2,299	12,387
Goodwill impairment	1,103	3,712	10,648
Total operating expenses	5,826	10,072	70,826

Loss from operations	(5,670)	(10,072)	(70,670)

Unrealized loss related to adjustment of derivative and warrant liability to fair value of underlying securities	(14,086)	(997)	(15,083)
Interest expense, net	(454)	(126)	978
Gain on sale of assets	211	130	330

Net loss	$(19,999)	$(11,065)	$(84,446)

Weighted average number of shares outstanding
Basic and diluted	41,475,163	35,889,509

Income (loss) per share available to common shareholder
Basic and diluted	(0.482)	(0.308)

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' (Deficit) Equity
For the Cumulative Period from February 10, 2000 (date of inception) to December 31, 2006
(in thousands, except share and per share data)

	NAYNA NETWORKS, INC.
	(a Delaware Subsidiary)					Deferred	Accumulated	Total
	Preferred Stock		Common Stock		Additional	Stock	During the	Stockholders'
	Shares	Amount($)	Shares	Amount($)	Paid-In Capital	Option Compensation	Development Stage	(Deficit) Equity
Issuance of common stock to founders in March 2000 at $0.001 per share for cash	-	$-	15,000,000	$15	$-		$-	$15
Issuance of Series A redeemable convertible preferred stock in March 2000 at $0.80 per share for cash	15,000,000	15	-	-	11,938		-	11,953
Issuance of Series B redeemable convertible preferred stock in December 2000 at $4.50 per share for cash, net of $73 of issuance cost	7,999,997	8	-	-	35,919		-	35,927
Issuance of warrants to purchase Series B redeemable convertible preferred stock in connection with an equipment lease in July 2000	-	180	-	-	-		-	180
Exercise of common stock options for cash	-	-	4,069,000	4	403		-	407
Repurchase of common stock issued to founders in July 2000 at $0.001 per share for cash	-	-	(66,667)	-	-			-
Net loss and comprehensive loss	-	-	-	-	-		(6,267)	(6,267)
Balances, December 31, 2000	22,999,997	203	19,002,333	19	48,260	-	(6,267)	42,215
Issuance cost related to Series B preferred stock	-	(30)	-	-	-		-	(30)
Issuance of warrants to purchase Series B redeemable convertible preferred stock to a lessor in July 2001	-	79	-	-	-		-	79
Compensation expense related to accelerated stock options issued to terminated employees in September 2001	-	-	-	28	-		-	28
Compensation expense related to stock option grants to consultants in July and December 2001	-	-	-	12	-		-	12
Adjustment to valuation of warrant issued to a lessor to purchase Series B redeemable convertible preferred stock	-	(38)	-	-	-		-	(38)
Exercise of common stock options for cash	-	-	93,374	0.09	10		-	10
Repurchase of common stock issued to founders at $0.10 per share for cash	-	-	(1,174,399)	(1)	(116)		-	(117)
Net loss and comprehensive loss	-	-	-	-	-		(20,117)	(20,117)
Balances, December 31, 2001	22,999,997	$214	17,921,308	$58	$48,154	$-	$(26,384)	$22,042
Repurchase of common stock for $0.10 to $0.90 per share	-	-	(997,195)	(1)	(100)		-	(101)
Exercise of common stock options for cash	-	-	100,750	0.10	10		-	10
Cancellation of previously issued common stock subject to restriction	-	-	(1,472,500)	(1)	-		-	(1)
Net loss	-	-	-	-	-	-	(8,612)	(8,612)
Balances, December 31, 2002	22,999,997	214	15,552,363	56	48,064	-	(34,996)	13,338

(Contd.)

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' (Deficit) Equity
For the Cumulative Period from February 10, 2000 (date of inception) to December 31, 2006
(in thousands, except share and per share data)

	NAYNA NETWORKS, INC.
	(a Delaware Subsidiary)				Additional	Deferred	Accumulated	Total
	Preferred Stock		Common Stock		Paid-In	Stock	During the	Stockholders'
	Shares	Amount($)	Shares	Amount($)	Capital	Option Compensation	Development Stage	(Deficit) Equity
Balances, December 31, 2002	22,999,997	214	15,552,363	56	48,064	-	(34,996)	13,338
Issuance of Series C redeemable convertible preferred stock for consideration other than cash in connection with Xpeed acquisition in April 2003	4,680,647	-	-	-	-		-	-
Issuance of common stock for consideration other than cash in connection with Xpeed acquisition in April 2003	-	-	5,348,572	-	-		-	-
Exercise of common stock options for cash	-	-	25,000	0.03	6		-	7
Repurchase of common stock for $0.10 per share	-	-	(413,646)	(4)	-		-	(4)
Net loss	-	-	-	-	-	-	(13,288)	(13,288)
Balances, December 31, 2003	27,680,644	214	20,512,289	52	48,071	-	$(48,284)	$53
Conversion of Series A, B & C into common stock	(27,680,644)	(214)	27,680,644	28	186		-	-
Issuance of Series D redeemable convertible preferred stock for cash	18,220,425	$18			3,381			3,399
Issuance of Series D redeemable convertible preferred stock for consideration other than cash in connection with note payable to Siemens	1,310,822	1			249			250
Exercise of common stock options for cash			301,158	0.30	16			16
Issuance of common stock for consideration other than cash on purchase of intangible assets			300,000	0.30	9			9
Net loss							(5,098)	(5,098)
Balances, December 31, 2004	19,531,247	$19.31	48,794,091	80	51,912	0	$(53,382)	$(1,371)

(Contd.)
Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' (Deficit) Equity
For the Cumulative Period from February 10, 2000 (date of inception) to December 31, 2006
(in thousands, except share and per share data)

	NAYNA NETWORKS, INC.
	(a Delaware Subsidiary)					Deferred	Accumulated	Total
	Preferred Stock		Common Stock		Additional	Stock	During the	Stockholders'
	Shares	Amount($)	Shares	Amount($)	Paid-In Capital	Option Compensation	Development Stage	(Deficit) Equity
Balances, December 31, 2004	19,531,247	$19.31	48,794,091	80	51,912	0	$(53,382)	$(1,371)
Reverse split of common immediately prior to reverse takeover of Rescon Technology Corporation in April 2005			(39,134,425)					-
Issuance of common stock for consideration other than cash in connection with the Depthcom 7 acquisition in March 2005			9,250,000	0.93	-			1
Conversion of Series D into common stock in April 2005	(19,531,247)	(20)	13,340,281	1	18			(0)
Repurchase of common stock for $0.151 per share			(44,141)	(0.04)	(7)			(7)
Elimination of Nayna Networks, Inc. common stock upon reverse takeover			(32,205,806)	(82)	82			-
Issued and outstanding common stock of Rescon Technology Corporation immediately prior to reverse takeover in April 2005			3,552,557	0.36				0.36
Issuance of common stock to Nayna Networks, Inc. on reverse takeover in April 2005			32,249,947	3	3,708			3,712
Issuance of common stock for professional services in connection with issuance of callable secured convertible notes in August and December 2005			100,000	0.01	94			94
Issuance of common stock for professional services in connection with settlement agreement relating to reverse takeover of Rescon in November 2005			126,000	0.01	101			101
Issuance of common stock for legal services relating to the reverse takeover of Rescon and other matters in December 2005			500,000	0.05	452			452
Issuance of common stock in December 2005 for legal services			4,500	0.0005	3			3
Deferred compensation related to issuance of stock options to non-employees					811	(811)		-
Amortization of deferred non-cash compensation						127		127
Net loss							(11,065)	(11,065)
Balances, December 31, 2005	-	-	36,533,004	$4	$57,176	$(684)	$(64,448)	$(7,952)
(Restated)

(Contd.)

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
Consolidated Statements of Stockholders' (Deficit) Equity
For the Cumulative Period from February 10, 2000 (date of inception) to December 31, 2006
(in thousands, except share and per share data)

	NAYNA NETWORKS, INC.						Accumulated	Total
	(a Delaware Subsidiary)				Additional	Deferred	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Stock Option	Development	(Deficit)
	Shares	Amount($)	Shares	Amount($)	Capital	Compensation	Stage	Equity
Balances, December 31, 2005	-	-	36,533,004	$4	$57,176	$(684)	$(64,448)	$(7,952)
Adjustment upon adoption of FASB 123R on January 1, 2006					(684)	684
Issuance of common stock in January 2006 in connection with acquisition of Abundance Networks			2,170,408	0.22	960			960
Issuance of common stock in March 2006 for professional services at 0.32 per share			90,000	0.01	29			29
Issuance of common stock in March 2006 in connection with conversion of debt at 0.26 per share			2,338,786	0.23	608			608
Gain in connection with conversion of debt					1,731			1,731
Issuance of common stock in April 2006 for legal services at 0.19 per share			250,000	0.03	47			48
Cancellation in May 2006 of shares issued in connection with acquisition of Depthcom 7			(85,000)	(0.01)	(8)			(9)
Issuance of common stock in June 2006 for legal services at 0.08 per share			1,000,000	0.10	80			80
Issuance of common stock in June 2006 for professional services at 0.08 per share			200,000	0.02	17			17
Exercise of common stock options for cash in August 2006 at 0.04 per share			123,150	0.01	5			5
Issuance of common stock in September 2006 for legal services			450,000	0.05	18			18
Issuance of common stock in November 2006 in connection with conversions related to Callable Secured Convertible Notes			430,703	0.04	13			13
Issuance of common stock in November 2006 for professional services			45,000	0.00	1			1
Cancellation in December 2006 of shares issued in connection with acquisition of Depthcom 7			(70)	(0.00)	(0)			(0)
Issuance of common stock in December 2006 in connection with conversions related to Callable Secured Convertible Notes			2,573,027	0.26	51			52
Stock based compensation expense					511			511
Net loss							$(19,999)	(19,999)
Balances, December 31, 2006			46,119,008	$5	$60,561		$ $(84,447)	(23,880)

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
AND SUBSIDIARIES
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

			Cumulative
			Period from
			February 10,
			2000 (date of
			inception) to
	Year Ended December 31,		December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(19,999)	$(11,065)	(84,447)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	101	458	4,309
Gain (loss) on sale of property and equipment	(211)	(130)	784
Impairment of goodwill and other intangible assets related to acquisitions	1,103	3,712	10,649
Noncash charges related to stock options	511	127	678
Noncash charges related to issuance of common stock for legal and professional services	192	651	843
Noncash interest expense related to issuance of convertible debt	454	79	533
Unrealized loss (gain) related to adjustment of derivative and warrant liability to fair value of underlying securities	14,086	997	15,083
Amortization of financing costs	75	6	82
Amortization of discount on warrants associated with equipment financing			202
Changes in operating assets and liabilities:
Restricted cash	44	5	(165)
Accounts receivable	(16)	133	(43)
Prepaid expenses and other current assets	130	(187)	(91)
Other assets	(92)	(178)	(287)
Accounts payable and accrued liabilities	1,797	955	3,943
Net cash used in operating activities	$(1,826)	$(4,437)	$(47,927)

Cash flows from investing activities:
Purchase of property and equipment	$(12)	$(1)	$(1,251)
Proceeds from sale of property and equipment		631	1,076
Costs associated with acquisition of Xpeed, Inc.			(3,685)
Net cash provided (used) in investing activities	$(12)	$(630)	$(3,860)

Cash flows from financing activities:
Loan proceeds	$50	$1,208	$1,585
Payments on capital lease obligations and loan facility		(146)	(5,735)
Proceeds from issuance of common stock, net of repurchases	6		249
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs		-	11,953
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs		-	35,897
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs			3,399
Issuance of convertible debt		845	1,467
Proceeds from issuance of callable secured convertible notes, net of financing costs		2,974	2,974
Net cash provided (used) by financing activities	$56	$4,880	$51,788

Net decrease in cash and cash equivalents	$(1,792)	$1,073	$

Cash and cash equivalents at beginning of period	$1,782	$709	$
Cash and cash equivalents at end of period		$$1,782	$

Non-cash financing activities
Conversion of preferred stock into common		$19
Shares issued upon conversion of debentures	$672
Shares issued in connection with acquisition and mergers	$960	3,713
Shares issued for services or settlement of claims	$192	$650

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values is as follows (in thousands):

Cash and receivables	$362
Goodwill	3,655
Liability assumed	(517)
Total	$3,500

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

NOTE C: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Computer equipment	$692	$686
Computer software	1,360	1,354
Furniture and fixtures	2	2
	2,054	2,042
Less: Accumulated depreciation	(2,012)	(1,911)
Balances as at December 31, 2006 and 2005	$42	$131

NOTE D: NOTES PAYABLE

  Notes Payable - Bridge loan

Notes payable at December 31, 2006 and 2005 consist of the following:

	2006	2005
Short term bridge loan from accredited investors due June 30, 2007 (unpaid as of December 31, 2006), interest payable at 8% per annum. In addition, the Company issued to the investors warrants to purchase 283,325 shares of common stock, none of which were exercised up to December 31, 2006.	$580		$630
Short term bridge loan from related parties due June 30, 2007, interest payable at 8% per annum. In addition, the Company issued to the investors warrants to purchase 467,665 shares of common stock, none of which were exercised in 2006.	680		580
Accrued interest on bridge loan	144		47
Notes payable in connection with unsettled claims from acquisition of Xpeed in April 2003, unsecured ($85 due to related parties).	310		310
Notes payable in connection with assumption of liability upon acquisition of Abundance Networks, Inc., unsecured	100
Note payable to a foreign bank in connection with assumption of liability upon acquisition of Abundance Networks, Inc. and its foreign subsidiary. The note accrues interest at the rate of 15% and is secured by all the assets of the foreign subsidiary.	681
Total notes payable	2,494		1,567
Less: current maturity	(2,494)		(1,567)
	$-	$

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
	December	December
	31, 2006	31, 2005
Derivative liability (including $576 penalties and damages owed to investors)	$18,255	$3,425
Warrant liability related to convertible debt	40	497
Warrant liability related to issuance of other non-employee warrants	19	307
Total convertible debt derivative and warrant liability (including accrued and
unpaid interest $287 and $32, for 2006 and 2005, respectively)	$18,315	$4,229

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

Activity under the Plan since adoption through December 31, 2006 is as follows:

	Shares Available For Grant	Outstanding Options	Weighted- Average Exercise Price Per Share
Authorized at inception of the plan	1,989,160
Options granted	(1,283,058)	1,283,058	$0.100
Options exercised	-	(809,389)	0.100
Options canceled	68,825	(68,825)	0.100
Balances at December 31, 2000	774,927	404,844	0.100

Options granted	(546,422)	546,422	0.570
Options exercised	-	(18,574)	0.110
Options canceled	209,782	(209,782)	0.450
Shares related to previously exercised options subject to repurchase, which were repurchased	233,607	-	0.100
Balances at December 31, 2001	671,893	722,910	0.470

Options granted	(260,182)	260,182	0.250
Options exercised	-	(20,041)	0.100
Options canceled	765,495	(765,495)	0.001
Shares related to previously exercised options subject to repurchase, which were repurchased	198,358	-	0.001
Balances at December 31, 2002	1,375,565	197,556	0.250

Options granted	(743,863)	743,863	0.250
Options exercised	-	(4,973)	0.260
Options canceled	207,449	(207,449)	0.253
Shares related to previously exercised options subject to repurchase, which were repurchased	82,281	-	0.009
Balances at December 31, 2003	921,432	728,998	0.250

Increase in authorized options	3,978,320
Options granted	(4,451,653)	4,451,653	0.031
Options exercised	-	(59,905)	0.135
Options canceled	1,065,372	(1,065,372)	0.210
Balances at December 31, 2004	1,513,471	4,055,373	0.024

Options granted	(790,000)	790,000	1.402
Options canceled	333,263	(333,263)	0.404
Balances at December 31, 2005	1,056,734	4,512,110	0.439

Authorized options (Executive Plan 2006)	5,000,000
Options granted	(5,355,000)	5,355,000	0.072
Options exercised		(123,150)	0.100
Balances at December 31, 2006	701,734	9,743,960	0.240

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding		Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted-average remaining life (years)	Number of Options Vested
$0.03	1,460,000	9.96	833,750
0.09	3,895,000	9.56	2,130,000
0.15	3,280,897	7.40	2,331,267
0.25	54,700	7.13	43,925
0.50	163,672	8.02	32,083
1.26	349,746	6.47	325,019
1.69	530,000	8.37	264,167
2.51	5,967	4.87	5,967
4.52	3,978	4.45	3,978
	9,743,960		5,970,156

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
The components of net deferred tax assets are as follows:

	December 31,
	2006	2005
Net operating loss carryforwards	$19,300	$18,109
Research and development tax credit carryforwards	2,544	2,544

Total deferred tax assets	21,844	20,653
Less: Valuation allowance	$(21,844)	$(20,653)
Deferred tax assets, net of allowance

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

As of December 31, 2006 and 2005, the following debts were owed to the related party:

	December 31, 2006	December 31, 2005
Notes payable	$815	$685
Convertible debentures	-	889

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