Form 10QSB
period 2007-03-31
Nayna Networks, Inc.
filed 2007-05-15
CIK 769591

  U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common stock, par value $0.0001, 47,829,463 shares outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2007	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$447	$424
Restricted cash		44
Accounts receivable, net of allowances of $374 for bad debts	725	236
Prepaid expenses and other current assets	325	62
Total current assets	1,497	766

Property and equipment, net	915	88
Goodwill	20,716	3,350
Other assets	774	492

Total assets	$23,903	$4,697

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and current liabilities	$27,202	$4,867
Notes payable	1,714	860
Notes payable to related parties	815	1,350
Convertible debentures	63
Derivative liability related to acquisition		3,263
Convertible debt derivatives	7,803	32
Warranty liability	662	395
Total current liabilities	38,259	10,766

Long term liabilities
Deferred gain, less current portion		29
Long term capital lease, less current portion	5
Total long-term liabilities	5	29

Total liabilities	38,264	10,794

Stockholders’ equity:
Series D preferred stock, Auth shares 52,500,000, shares O/S 19,531,247 at 12/31/04
Common Stock: $0.001 par value, 1,000,000,000 shares authorized at March 31, 2007 and 47,829,463 shares issued and outstanding as of March 31, 2007	5	4
Additional paid-in-capital	61,146	60,704
Deferred stock option compensation		(607)
Deficit accumulated during the development stage	(75,513)	(66,199)
Total stockholders’ (deficit) equity	(14,362)	(6,098)

Total liabilities and stockholders’ equity	$23,903	$4,697

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Cumulative Period from February 10, 2000 (date of inception) to
	2006	2005	March 31, 2007
Revenues	$553	$317	$1,033
Cost of goods	200	269	525
Gross profit	353	48	508

Operating expenses:
Research and development	111	715	44,101
Business development	134	173	3,935
General and administrative	905	1,387	13,292
Goodwill impairment			10,648
Total operating expenses	1,151	2,274	71,977

Income (loss) from operations	(798)	(2,226)	(71,468)

Unrealized gain (loss) related to derivative and warrant liability to fair value of underlying securities	9,832	539	(5,252)
Interest expense, net	99	(117)	1,077
Gain (loss) on sale of assets		52	330

Net income (loss)	$8,934	$(1,752)	$(75,314)

Weighted shares outstanding
Basic and diluted	47,580,746	38,013,239

Net income (loss) per share:
Basic and diluted	$0.188	$(0.046)

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

			Cumulative
			Period from
			February 10,
			2000 (date of
			inception) to
	3 Months Ended March 31,		March 31,
	2007	2006	2007

Cash flows from operating activities:
Net income (loss)	$8,934	$(1,752)	(75,512)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	(2,021)	353	2,289
Gain (loss) on sale of property and equipment		(52)	784
Impairment of goodwill and other intangible assets related to acquisitions			10,649
Noncash charges related to stock options	566	77	1,244
Noncash charges related to issuance of common stock for legal and professional services	0	24	843
Noncash interest expense related to issuance of convertible debt	(99)	122	433
Unrealized loss (gain) related to adjustment of derivative and warrant liability to fair value of underlying securities	(9,832)	(539)	5,252
Amortization of financing costs	(100)	19	(19)
Amortization of discount on warrants associated with equipment financing			202
Changes in operating assets and liabilities:
Restricted cash	44		(121)
Accounts receivable	(490)	(209)	(533)
Prepaid expenses and other current assets	(263)	31	(354)
Other assets	(282)	32	(569)
Accounts payable and accrued liabilities	22,336	54	26,278
Net cash used in operating activities	$18,793	$(1,841)	$(29,134)

Cash flows from investing activities:
Purchase of property and equipment	$882	$(5)	$(369)
Proceeds from sale of property and equipment			1,076
Costs associated with acquisition of ProSAT.	(19,652)		(19,652)
Costs associated with acquisition of Xpeed, Inc.			(3,685)
Net cash provided (used) in investing activities	$(18,770)	$(5)	$(22,630)

Cash flows from financing activities:
Loan proceeds		$$472	$1,635
Payments on capital lease obligations and loan facility			(5,735)
Proceeds from issuance of common stock, net of repurchases		16	249
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs		-	11,953
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs		-	35,897
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs			3,399
Issuance of convertible debt			1,467
Proceeds from issuance of callable secured convertible notes, net of financing costs			2,974
Net cash provided (used) by financing activities		$$488	$51,788

Net decrease in cash and cash equivalents	$23	$(1,358)

Cash and cash equivalents at beginning of period	$424	$1,782
Cash and cash equivalents at end of period	$447	$424

Non-cash financing activities
Conversion of preferred stock into common
Shares issued upon conversion of debentures	$19	$2,339
Shares issued for purchase of intangibles		$1,150
Shares issued for services or settlement of claims		$24

Accompanied notes are an integral part of these financial statements.

NOTE 1: THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Nayna Networks, Inc., (the “Company” or “Nayna”), is engaged in the development of next-generation broadband access networking solutions, also known as Ethernet in the First Mile for the secure communications market and its principal product is ExpressSTREAM. Through its recent acquisition, ProSAT Communications, LLC, (ProSAT) the company now provides residential broadband satellite solutions. The company, together with the companies it has acquired, has raised more than $65 million in venture capital investment over the six years of its existence, substantially all of which has been spent on research and development activities. The current company was formed in April 2005 as a result of a merger and plan of reorganization between Rescon Technology Corporation (“Rescon”), a Nevada corporation and publicly traded company and Nayna Networks, Inc., a Delaware corporation and a private company (“Nayna Delaware”). Following the merger, Rescon Technology Corporation changed its name to Nayna Networks, Inc. (“Nayna”)

The Company has incurred losses since its inception, however with the recent acquisition of ProSAT, the Company anticipates that it will be able to generate sufficient cash flows from operations to support its operations through November 2007. In order to fund its operations and growth opportunities beyond November 2007, the Company plans to raise additional capital during 2007. Failure to generate sufficient cash flows from operations, raise additional financing or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage

Although the Company has commenced its principal operations, it has not achieved a sufficient level of sales and market demand to become an established operating enterprise prior to the acquisition of ProSAT. Therefore, as per the Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”, the Company was classified as a development stage enterprise. For this quarterly report, the Company is presenting its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. Successful completion of the Company’s developmental program and, ultimately, the attainment of profitable operations are dependent upon future events, including future financing, successfully completing product development, and achieving a sufficient level of sales and market demand to become an established operating enterprise. The acquisition of ProSAT will cause an evaluation of the Company’s status as a development stage enterprise. However, there can be no assurance that the Company will be able to achieve and maintain profitable operations.

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

The information contained herein has been prepared by the Company in accordance with the rules of the Commission. The financial information contained herein as of March 31, 2007, for the three months ended March 31, 2007 and 2006, and for the cumulative period from February 10, 2000 (date of inception) to March 31, 2007 is unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2007 such that expense was recorded only for those stock-based awards that are expected to vest. Total stock-based compensation for the three months ended March 31, 2007 was $566.

Income (loss) per common share

Income (loss) per common share is calculated based on the consolidated net income (loss) for the period divided by the weighted average number of common shares outstanding as of March 31, 2007 and 2006. Common stock equivalents are not included, as their effect would be antidilutive.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its financial position, cash flows, and results of operations.

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

Acquisition of Abundance Networks, LLC

On January 20, 2006, the Company completed the acquisition of substantially all of the assets, including all of its intellectual property and all outstanding capital stock of its wholly-owned subsidiary, Abundance Networks (India) Pvt. Ltd., or ANI India, and certain of the liabilities, including approximately $600 of bank debt of ANI India, of Abundance Networks, LLC, or ANI, pursuant to the terms of an Asset Purchase Agreement. ANI India is now a wholly-owned subsidiary of the Company known as Nayna Networks Broadband, Inc. ANI had been a privately held company located in Shelton, Connecticut, that provided Ethernet over SONET/SDH, enterprise-class network products and services.

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

On April 17, 2007, the Company and Abundance entered into Amendment No. 2 to the Asset Purchase Agreement by and among us, Abundance Networks, Inc., a Delaware corporation and wholly-owned subsidiary, Abundance Networks, LLC, a Delaware limited liability company and Abundance Networks (India) Pvt Ltd, an India private limited company which provides that we will issue 4,500,000 shares to Abundance in full satisfaction of all remaining obligations to issues stock under the original Asset Purchase Agreement. In that second amendment, the Parties agreed to delete the section in the Agreement that called for Nayna to issue more shares to Abundance in order to true up the Initial shares if the Average Closing Price of Nayna Common Stock for the twenty-day period prior to January 20, 2007 was not $2.00. The Parties also agreed to delete the section in the Agreement that called for Nayna to issue more shares to Abundance in order to true up the Indemnification shares if the Average Closing Price of Nayna Common Stock for the twenty-day period prior to April 20, 2007 was not $2.00. The Parties also agreed to delete the section in the Agreement that called for Nayna to issue more shares to Abundance if certain revenue and margin targets were met for the period January 20, 2006 through March 31, 2007. The Parties agreed that, in return, Nayna would issue Abundance 4,500,000 shares of Nayna Common Stock on or before April 30, 2007.

In connection with acquisition of Abundance, as of December 31, 2006, the Company recorded an additional $573 liability attributed to the changes in the fair market value for the True-Up shares that may be potentially issued, resulting in aggregate value of goodwill of $4,228. As of December 31, 2006, the company also recorded a charge of $1,103 in its Consolidated Statement of Operations for impairment of goodwill.

Acquisition of ProSAT, LLC

On March 23, 2007, pursuant to the terms of a Membership Purchase Agreement, Nayna acquired all of the outstanding membership interests of Professional Satellite & Communications, LLC, (“ProSAT”), a privately held California limited liability company. Under the terms of the Membership Purchase Agreement, the Company agreed to issue 18 million restricted shares of common stock to the members of ProSAT. 2 million of which are being held in escrow for fifteen months to satisfy any indemnification claims by the Company during such period. The Company will also issue 2 million shares in the form of stock options to current ProSAT employees.

As a result of the acquisition the Company has booked $21 million of goodwill and a liability of $2.2 million related to the issuance of the 20 million shares of common stock.

Acquisition of Alarmco, LLC

On March 23, 2007, pursuant to the terms of a Membership Interest Purchase Agreement, Nayna acquired all of the outstanding membership interests of Alarmco, LLC, a privately held California limited liability closely associated with ProSAT. Under the terms of the Membership Purchase Agreement, the Company agreed to issue one thousand restricted shares of common stock to the members of Alarmco.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2007 and March 31, 2006:

	March 31, 2007	March 31, 2006

Computer equipment	1,118	686
Computer software	1,360	1,360
Furniture and fixtures	2	2
	2,936	2,048
Accumulated depreciation and amortization	(2,021)	(1,959)
	$915	$88

NOTE 4: ACCRUED LIABILITIES AND NOTES PAYABLE

Accrued liabilities

Total accrued liabilities as of March 31, 2007 total $16,702. A breakdown of this amount is as follows:

March 31, 2007
Derivative liability related to the acquisition of Abundance Networks	$2,955
Accrued liabilities related to the acquisition of Xpeed	123
Accrued liabilities for expenses	12,448
Accrued salaries and benefits	1,041
Accrued liabilities for unsecured loans	133
Short term capital lease	3
Total Accrued Liabilities	$16,702

The accrued liability related to the acquisition of Abundance Networks occurred in 1Q 2006.

Notes Payable - Bridge loan

Notes payable at March 31, 2007 and 2006 consist of the following:

Mar. 31, 2007	Mar. 31, 2006
Short term bridge loan from accredited investors due June 30, 2007 (unpaid as of December 31, 2006), interest payable at 8% per annum. In addition, the Company issued to the investors warrants to purchase 283,325 shares of common stock, none of which were exercised up to March 31, 2007.	$580		$580
Short term bridge loan from related parties due June 30, 2007, interest payable at 8% per annum. In addition, the Company issued to the investors warrants to purchase 467,665 shares of common stock, none of which were exercised up to March 31, 2007.	680		680
Accrued interest on bridge loan	168		70
Notes payable in connection with unsettled claims from acquisition of Xpeed in April 2003, unsecured ($85 due to related parties).	310		310
Notes payable in connection with assumption of liability upon acquisition of Abundance Networks, Inc., unsecured	100		100
Note payable to a foreign bank in connection with assumption of liability upon acquisition of Abundance Networks, Inc. and its foreign subsidiary. The note accrues interest at the rate of 15% and is secured by all the assets of the foreign subsidiary.	691		570
Total notes payable	2,529		2,210
Less: current maturity	(2,529)		(2,210)
	$-	$

In connection with above notes issued in 2005, the Company issued 750,990 warrants to purchase shares of common stock to the bridge loan investors. The warrant prices are fixed and were determined by using the average volume weighted share price for the ten (10) trading days prior to the receipt of the funding and range from $0.71 per share to $2.08 per share and expire three years from the date of the note. The fair value of the warrants was estimated using the Black-Scholes option pricing model and was recorded as warrant liability in accordance with the guidance under EITF 00-19. Assumptions used to value these warrants included that all warrants would be exercised on their respective expiration dates, using annualized volatility rate of 100%, and using risk free interest rate of 4.71%. As of March 31, 2007, warrant liability included the estimated fair value of these warrants of $10.

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

The Company is negotiating satisfaction and Release Agreements (“Agreements”) with the holders of the callable secured convertible notes and warrants. The Company cannot assure that these negotiations will be successful.

The notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133 and EITF 00-19 which require the beneficial conversion feature to be treated as an embedded derivative, recording a liability equal to the estimated fair value of the conversion option. In addition, all non-employee warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their fair value. As of March 31, 2007 the Notes were convertible into 70,438,981 common shares and the conversion feature had an estimated fair value of $18,255. Non-employee warrants and options to acquire a total of 1,600,000 common shares were outstanding and had an estimated fair value of $85. The fair value of the conversion feature and the warrants and options were estimated using the Black-Scholes option pricing model. Assumptions used to value the warrants included assuming that all warrants would be exercised on their respective expiration dates, using annualized volatility of 100%, and using risk free interest rate of 4.71%. The estimated fair value of the conversion option exceeded the carrying value of the notes; therefore, the excess was recorded as a loss on derivative instruments in the Consolidated Statements of Operations. For the three months ended March 31, 2007, the net difference in fair value versus carrying value from December 31, 2006 was a gain of $9,850. The fair value of the beneficial conversion option, warrants and options will be estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

During 2006, the company issued 3,003,730 shares of common stock upon receipt of conversion notices from note holders. The Company issued an additional 1,710,455 shares in the three months ended March 31, 2007.

Under the related registration rights agreement, the company agreed to register all of the shares underlying such convertible notes and warrants to allow the selling stockholders to sell them in a public offering or other distribution. However, the company is currently in default under the Convertible Notes and in January 2007 entered into a waiver of default agreement with a majority of these note holders and is currently negotiating a settlement with them. The Company cannot assure that these negotiations will be successful.

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

The fair value of the warrants issued was estimated using the Black-Scholes option pricing model and was recorded as warrant liability in accordance with the guidance in EITF 00-19. Assumptions used to value these warrants included that all warrants would be exercised on their respective expiration dates, using annualized volatility rate of 100%, and using risk free interest rate of 4.71%. As of March 31, 2007, warrant liability included the estimated fair value of these warrants of $19.

NOTE 4: RELATED PARTY TRANSACTIONS

Prior to the reverse merger in April 2005, the Company settled liabilities of $906 assumed in connection with an acquisition in 2003 to a member of the Board of Directors of the Company and his affiliates, by paying $334 in cash in 2004 and issuing convertible notes of $589 in 2005. The Company also borrowed $300 in 2004 from the same related party upon issuance of convertible debt and $580 in 2005 as a part of bridge loan.

As of March 31, 2007 and 2006, the following debts were owed to the related party:

	March 31, 2007	March 31, 2006
Notes payable	$815	$685
Convertible debentures	-	889

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

The company has defaulted in making the quarterly lease payments since April 1, 2006 and the matter is now in litigation. As of March 31, 2007, lease payments outstanding under this operating lease are $79, net of sale proceeds to be released at the end of lease term $771 and prepaid rent of $179.

On April 12, 2007, the Company entered into a Settlement Agreement and Release (the Agreement’) with the leasing company. Under the terms of the Agreement, the Company agreed to pay the sum of $30 to satisfy all outstanding amounts due under the term of the lease.

NOTE 6: NET EARNINGS (LOSS) PER SHARE

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

NOTE 7: COMMON STOCK (in actual amounts)

As of March 31, 2007, there were 47,829,463 shares of Common Stock issued and outstanding.

NOTE 8: LEGAL MATTERS

The Company is from time to time party to various legal proceedings, arising in the ordinary course of business. Based on evaluation of these matters and discussions with the Company's counsel, the Company believes that liabilities arising from or sums paid in settlement of these existing matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company

NOTE 9: SUBSEQUENT EVENTS

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

NOTE 10: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. As a result of the ProSAT acquisition, the Company does have sufficient cash on hand to continue its operations in the manner they have historically been conducted. There is, nevertheless, substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report, as well as, the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Commission on April 27, 2007, and amended on April 30, 2007, and other filings that the Company may make, from time to time, with the Commission.

OVERVIEW

Headquartered in Santa Clara, CA, Nayna Networks, Inc., ("Nayna" or the "Company") is a hardware and software development company that designs, develops and markets next generation broadband access solutions, also known as Ethernet in the First Mile ("EFM") for the secure communications market. The acquisition of Professional Satellite & Communications, LLC, (“ProSAT”) will provide a new line of products and services that Nayna expects will complement its existing terrestrial based offerings. ProSAT is a leading third party marketing and customer acquisition vehicle for DirecTV™ throughout the United States. ProSAT offers standard and high definition television equipment installation. It is an authorized reselling partner of DirecTV’s satellite TV services including premium channel offerings. DirecTV is one of the top two leading satellite services providers in the United States.

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

On March 23, 2007, pursuant to the terms of a Membership Purchase Agreement, Nayna acquired all of the outstanding membership interests of Professional Satellite & Communications, LLC, (“ProSAT”), a privately held California limited liability company and Alarmco, LLC, a privately held California limited liability closely associated with ProSAT. The businesses formally operated by ProSAT and Alarmco are now operated as subsidiaries of Nayna. These financial statements for the period ended March 31, 2007 include financials for ProSAT from March 24, 2007 to March 31, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

Revenues, Cost of Sales and Gross Profit

The Company recognized revenue of $553 in the three months ended March 31, 2007 and $317 in the three months ended March 31, 2006. Cost of Goods for the three months ended March 31, 2007 was $200 versus $269 for the same period in 2006. Gross profit for the three months ended March 31, 2007 and March 31, 2006 was $353 and $48, respectively. The revenue, cost of goods and net profit were primarily from the Nayna’s newly acquired subsidiary, ProSAT.

Operating Expenses

Operating expenses include research and development, business development, general and administrative, and goodwill impairment expenses. Total operating expenses for three months ended March 31, 2007 and March 31, 2006 were $1.2 million and $2.3 million, respectively. This decrease of $1.1 million resulted primarily from the following:

Research and development expenditures decreased $604 from $715 in the first quarter of 2006 to $111 in the first quarter of 2007 as a result of a decrease in salaries and wages and other associated expenses.

Business development expenditures decreased $39 from $173 in the first quarter of 2006 to $134 in the first quarter of 2007 as a result of a decrease in the number of sales and marketing employees and a focus on large partners and channels.

General and administration expenditures decreased $481 from $1,387 in the first quarter of 2006 to $905 in the first quarter of 2007 as a result of a decrease in salaries and wages and other associated expenses.

There was no impairment of goodwill in either reporting period.

Other Expenses

Other expenses include the unrealized gain or loss related to the adjustment of derivative and warrant liability to the fair value of the underlying securities, net interest expense and any gain or loss on the sale of assets. Other expenses for the three months ended March 31, 2007 and March 31, 2006, were $8.934 and ($1,752) respectively.

Unrealized Gain or Loss Related to the Adjustment of Derivative and Warrant Liability

For the three months ended March 31, 2007, we had unrealized gains related to derivative and warrant liabilities of $9,832 as compared to $539 for the same period in 2005. These gains resulted from the November 2005 securities purchase agreement which provides for the purchase and sale of convertible notes and warrants, and is the result of a rise in the average price of the Company’s stock over the period. This agreement and its accounting treatment for the three months ending September 30, 2006 are described below under Liquidity and Capital Resources.

Net Interest Expense

Net interest expense for the three months ended March 31, 2007 and March 31, 2006, was $99 and ($117), respectively. This change of $216 was primarily due to increased interest from outstanding loans and notes from the Abundance acquisition.

Gain (loss) on sale of assets

There was no gain or loss on the sale of assets during three months ended March 31, 2007. There was a gain of $52 in the three months ended March 31, 2006. This gain was from the sale and lease back of certain equipment in 2005.

Net Income (Loss)

As a result of the foregoing factors, for the three months ended March 31, 2007, the Company incurred net income of $8.9 million versus a net loss of ($1,752) for the three months ended March 31, 2006. Factoring out the gain resulting from the derivative and warrant liability, net loss for the three months ended March 31, 2007 is ($897), which equates to a net loss per share of ($0.02).

Liquidity and Capital Resources

As of March 31, 2007, the Company has cash and cash equivalents on hand of $447. The Company expects that this amount and funds received from operations will be sufficient to support the Company’s present operations through November 2007. The Company does intend to raise additional capital in 2007 to fund its operations and growth opportunities after November 2007.

Risk Factors

Our business is subject to certain risks and uncertainties, each of which could materially adversely affect our business, financial condition, cash flows and results of operations.

FAILURE TO RAISE ADDITIONAL CAPITAL WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO FUND OUR GROWTH OPPORTUNITIES.

We anticipate that our currently available funds are sufficient to meet our needs for working capital, capital expenditures and business expansion until the end of November 2007. Thereafter, we will need to raise additional funds. We have also been in discussions with investment advisors in an effort to raise additional funds. We cannot assure you that that additional capital will be available on terms acceptable to us, or at all. If we are unable to raise sufficient capital we will not be able to continue operations or to achieve our business objectives.

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

Past Nayna acquisitions include Xpeed Networks for its Passive Optical Networking (PON) products, Abundance Networks for its SONET/SDH products and ProSAT for its residential broadband satellite solutions. In these cases the purpose was to expand Nayna’s product offerings within the broadband access market place. In connection with the acquisitions, we have encountered some difficulties including, combining infrastructures (such as email systems), changing work flows (such as project management and reviews of products under development) and need for simplification of management reporting. Future acquisitions may present greater difficulties relating to the integration of newly acquired companies.

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

As of April 17, 2007, warrants to purchase 1,600,000 shares of common stock issued to the purchasers of the notes were outstanding. Within 5 days of the effectiveness of the registration statement, we will issue warrants to purchase an additional 800,000 shares to the investors for an aggregate total of warrants to purchase 2,400,000 shares. We have also issued warrants to purchase 360,000 of common stock to brokers involved with the financing. Within 5 days of the effectiveness of the registration statement, we will issue warrants to purchase an additional 180,000 shares to the brokers for an aggregate total of warrants to purchase 540,000 shares. All of these warrants are exercisable at $1.00 per share which price may be adjusted from time to time if we issue stock at less than $1.00 in the future. Warrants to purchase 980,000 shares of common stock expire on November 17, 2010, warrants to purchase 980,000 shares of common stock expire on December 28, 2010, warrants to purchase 10,000,000 shares of common stock expire on January 10, 2014 and the remaining warrants to purchase 980,000 shares of common stock will expire five years from the date on which they are issued. The shares of common stock issuable upon exercise of these warrants are not being registered pursuant to the currently filed registration statement.

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

As of March 31, 2007, we had 47,829,463 shares of our common stock issued and outstanding of which 10,240,115 shares are freely tradable shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale.

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

Nayna Networks, Inc.

Date: May 15, 2007	By:	/s/ Naveen S. Bisht
Naveen S. Bisht, CEO

Date: May 15, 2007	By:	/s/ Thomas Richtarich
Thomas Richtarich, Interim CFO