Form 10QSB
period 2007-06-30
Nayna Networks, Inc.
filed 2007-08-20
CIK 769591

  U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common stock, par value $0.0001, 91,662,663 shares outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2007	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$145	$52
Restricted cash		44
Accounts receivable, net of allowances of $374 for bad debts	713	478
Prepaid expenses and other current assets	99	95
Total current assets	957	668

Property and equipment, net	795	95
Goodwill	20,538	3,046
Other assets	419	432

Total assets	$22,708	$4,240

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and current liabilities	$21,308	$5,818
Notes payable	1,020	2,322
Notes payable to related parties	927
Secured notes payable	2,536	464
Derivative liability related to acquisition
Convertible debt derivatives	2,709	2,895
Warranty liability	13	87
Total current liabilities	28,514	11,586

Long term liabilities
Deferred gain, less current portion
Long term capital lease, less current portion	5
Total long-term liabilities	5

Total liabilities	28,519	11,586

Stockholders’ equity:
Common Stock: $0.001 par value, 1,000,000,000 shares authorized at March 31, 2007 and 47,829,463 shares issued and outstanding as of March 31, 2007	9	4
Additional paid-in-capital	67,975	60,709
Deferred stock option compensation		(530)
Deficit accumulated during the development stage	(73,795)	(67,529)
Total stockholders’ (deficit) equity	(5,810)	(7,346)

Total liabilities and stockholders’ equity	$22,708	$4,240

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Cumulative Period from February 10, 2000 (date of inception) to
	2006	2005	June 30, 2007
Revenues	$4,779	$19	$5,812
Cost of goods	1,785	48	2,309
Gross profit	2,994	(29)	3,503

Operating expenses:
Research and development	81	485	44,182
Business development	2,001	115	5,936
General and administrative	1,009	889	14,302
Goodwill impairment	(286)		10,362
Total operating expenses	2,805	1,499	74,782

Income (loss) from operations	189	(1,528)	(71,279)

Unrealized gain (loss) related to derivative and warrant liability	2,583	245	(2,669)
Interest expense, net	19	(97)	1,095
Gain (loss) on sale of assets		53	330

Net income (loss)	$2,753	$(1,328)	$(72,523)

Weighted shares outstanding
Basic and diluted	70,697,554	42,497,198

Net income (loss) per share:
Basic and diluted	$0.039	$(0.031)

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,		Cumulative Period from February 10, 2000 (date of inception) to
	2006	2005	June 30, 2007
Revenues	$5,332	$336	$5,812
Cost of goods	1,985	317	2,309
Gross profit	3,347	19	3,503

Operating expenses:
Research and development	193	1,200	44,182
Business development	2,135	288	5,936
General and administrative	1,915	2,286	14,302
Goodwill impairment	(286)		10,362
Total operating expenses	3,956	3,733	74,782

Income (loss) from operations	(609)	(3,754)	(71,279)

Unrealized gain (loss) related to derivative and warrant liability	12,414	784	(2,669)
Interest expense, net	118	(214)	1.095
Gain (loss) on sale of assets		105	330

Net income (loss)	$11,923	$(3,080)	$(72,523)

Weighted shares outstanding
Basic and diluted	59,203,009	40,255,219

Net income (loss) per share:
Basic and diluted	$0.201	$(0.008)

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

					Cumulative
					Period from
					February 10,
					2000 (date of
					inception) to
	3 Months Ended June 30,				June 30,
	2007		2006		2007

Cash flows from operating activities:
Net loss		$2,753		$(1,328)	(72,759)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation		23		305	2,312
Gain (loss) on sale of property and equipment				(53)	784
Impairment of goodwill and other intangible assets related to acquisitions		(286)			10,362
Noncash charges related to stock options				77	1,244
Noncash charges related to issuance of common stock for legal and professional services		0			843
Noncash interest expense related to issuance of convertible debt		(19)			415
Unrealized loss (gain) related to adjustment of derivative and warrant liability to fair value of underlying securities		(2,583)		(245)	2,669
Amortization of financing costs		(119)		19	(138)
Amortization of discount on warrants associated with equipment financing					202
Changes in operating assets and liabilities:
Restricted cash					(121)
Accounts receivable		12		(242)	(521)
Prepaid expenses and other current assets		226		(46)	(128)
Other assets		356		55	(213)
Accounts payable and accrued liabilities		5,894		856	32,172
Net cash used in operating activities		$6,257		$(601)	$(22,877)

Cash flows from investing activities:
Purchase of property and equipment	$			$(6)	$(369)
Proceeds from sale of property and equipment					1,076
Costs associated with acquisition of ProSAT		(2,714)			(22,366)
Costs associated with acquisition of Xpeed, Inc.					(3,685)
Net cash provided (used) in investing activities		$(2,714)		$(6)	$(25,344)

Cash flows from financing activities:
Loan proceeds		$(580)		$231	$1,005
Payments on capital lease obligations and loan facility					(5,735)
Proceeds from issuance of common stock, net of repurchases		5		4	254
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs				-	11,953
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs				-	35,897
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs					3,399
Proceeds from (payments to) issuance of convertible debt		(5,742)			(4,276)
Proceeds from (payments to) issuance of secured notes		2,473			5,447
Net cash provided (used) by financing activities		$(3,844)		$235	$47,944

Net decrease in cash and cash equivalents		$(302)		$(372)	$

Cash and cash equivalents at beginning of period		$447		$424	$
Cash and cash equivalents at end of period		$145		$52	$

Non-cash financing activities
Conversion of preferred stock into common	$		$
Shares issued upon conversion of debentures		$687	$
Shares issued for purchase of intangibles	$		$
Shares issued for services or settlement of claims		$2,980		$650

Accompanied notes are an integral part of these financial statements.

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

					Cumulative
					Period from
					February 10,
					2000 (date of
					inception) to
	6 Months Ended June 30,				June 30,
	2007		2006		2007

Cash flows from operating activities:
Net loss		$11,688		$(3,080)	(72,759)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation		(1,997)		677	2,312
Gain (loss) on sale of property and equipment				(105)	784
Impairment of goodwill and other intangible assets related to acquisitions		(286)			10,362
Noncash charges related to stock options		566			1,244
Noncash charges related to issuance of common stock for legal and professional services		0		178	843
Noncash interest expense related to issuance of convertible debt		(118)		122	415
Unrealized loss (gain) related to adjustment of derivative and warrant liability to fair value of underlying securities		(12,414)		(784)	2,669
Amortization of financing costs		(220)		19	(138)
Amortization of discount on warrants associated with equipment financing					202
Changes in operating assets and liabilities:
Restricted cash		44			(121)
Accounts receivable		(478)		(451)	(521)
Prepaid expenses and other current assets		(37)		(15)	(128)
Other assets		74		87	(213)
Accounts payable and accrued liabilities		28,229		910	32,172
Net cash used in operating activities		$25,050		$(2,442)	$(22,877)

Cash flows from investing activities:
Purchase of property and equipment		$882		$(11)	$(369)
Proceeds from sale of property and equipment					1,076
Costs associated with acquisition of ProSAT		(22,366)			(22,366)
Costs associated with acquisition of Xpeed, Inc.					(3,685)
Net cash provided (used) in investing activities		$(21,484)		$(11)	$(20,399)

Cash flows from financing activities:
Loan proceeds		$(580)		$703	$1,005
Payments on capital lease obligations and loan facility					(5,735)
Proceeds from issuance of common stock, net of repurchases		5		20	254
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs				-	11,953
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs				-	35,897
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs					3,399
Proceeds from (payments to) issuance of convertible debt		(5,742)			(4,276)
Proceeds from (payments to) issuance of secured notes		2,473			5,447
Net cash provided (used) by financing activities		$(3,844)		$723	$47,944

Net decrease in cash and cash equivalents		$(279)		$(1,138)	$

Cash and cash equivalents at beginning of period		$424		$1,782	$
Cash and cash equivalents at end of period		$145		$52	$

Non-cash financing activities
Conversion of preferred stock into common	$		$
Shares issued upon conversion of debentures		$37		$2,339
Shares issued for purchase of intangibles	$			$1,150
Shares issued for services or settlement of claims		$2,980		$674

Accompanied notes are an integral part of these financial statements.

NOTE 1: THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Nayna Networks, Inc., (the “Company” or “Nayna”), is engaged in the development of next-generation broadband access networking solutions, also known as Ethernet in the First Mile for the secure communications market and its principal product is ExpressSTREAM. Through its recent acquisition, ProSAT Communications, LLC, (ProSAT) the company now provides residential broadband satellite solutions. The company, together with the companies it has acquired, has raised more than $65 million in venture capital investment over the six years of its existence, substantially all of which has been spent on research and development activities. The current company was formed in April 2005 as a result of a merger and plan of reorganization between Rescon Technology Corporation (“Rescon”), a Nevada corporation and publicly traded company and Nayna Networks, Inc., a Delaware corporation and a private company (“Nayna Delaware”). Following the merger, Rescon Technology Corporation changed its name to Nayna Networks, Inc. (“Nayna”)

The Company has incurred losses since its inception, however, the recent acquisition of ProSAT has allowed the Company to achieve profitability. The Company anticipates that it will be able to generate sufficient cash flows from operations to support its operations. In order to fund its growth opportunities, the Company plans to raise additional capital during 2007. Failure to generate sufficient cash flows from operations, raise additional financing or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage

Although the Company has commenced its principal operations, it has not achieved a sufficient level of sales and market demand to become an established operating enterprise prior to the acquisition of ProSAT. Therefore, as per the Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”, the Company was classified as a development stage enterprise. For this quarterly report, the Company is presenting its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. Successful completion of the Company’s developmental program and, ultimately, the attainment of profitable operations are dependent upon future events, including future financing, successfully completing product development, and achieving a sufficient level of sales and market demand to become an established operating enterprise. The acquisition of ProSAT will cause an evaluation of the Company’s status as a development stage enterprise. However, there can be no assurance that the Company will be able to maintain profitable operations.

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

The information contained herein has been prepared by the Company in accordance with the rules of the Commission. The financial information contained herein as of June 30, 2007, for the three months and six months ended June 30, 2007 and 2006, and for the cumulative period from February 10, 2000 (date of inception) to June 30, 2007 is unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2007 such that expense was recorded only for those stock-based awards that are expected to vest. Total stock-based compensation for the three months ended June 30, 2007 was $233.

Income (loss) per common share

Income (loss) per common share is calculated based on the consolidated net income (loss) for the period divided by the weighted average number of common shares outstanding as of June 30, 2007 and 2006. Common stock equivalents are not included, as their effect would be antidilutive.

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

NOTE 2: ACQUISITIONS

Reverse takeover of Nayna Networks, Inc. (a Delaware corporation)

In April 2005, the Company purchased intangible assets in connection with the acquisition of Nayna Networks, Inc. a Delaware corporation, and as purchase consideration issued 32,249,947 shares of common stock. The results of operations of the acquired company have been included in the condensed consolidated financial statements since that date.

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

The shares issued have been recorded in accordance with the principles outlined in SFAS 123. The fair value of services received in this share-based transaction is more reliably measurable than the fair value of the shares issued. The management’s estimate of the fair value of services received is $0.93. In the first quarter of 2007, the Company received $100 and considers the matter closed.

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

On April 17, 2007, the Company and Abundance entered into Amendment No. 2 to the Asset Purchase Agreement by and among us, Abundance Networks, Inc., a Delaware corporation and wholly-owned subsidiary, Abundance Networks, LLC, a Delaware limited liability company and Abundance Networks (India) Pvt Ltd, an India private limited company which provides that we will issue 4,500,000 shares to Abundance in full satisfaction of all remaining obligations to issues stock under the original Asset Purchase Agreement. In that second amendment, the Parties agreed to delete the section in the Agreement that called for Nayna to issue more shares to Abundance in order to true up the Initial shares if the Average Closing Price of Nayna Common Stock for the twenty-day period prior to January 20, 2007 was not $2.00. The Parties also agreed to delete the section in the Agreement that called for Nayna to issue more shares to Abundance in order to true up the Indemnification shares if the Average Closing Price of Nayna Common Stock for the twenty-day period prior to April 20, 2007 was not $2.00. The Parties also agreed to delete the section in the Agreement that called for Nayna to issue more shares to Abundance if certain revenue and margin targets were met for the period January 20, 2006 through March 31, 2007. The Parties agreed that, in return, Nayna would issue Abundance 4,500,000 shares of Nayna Common Stock on or before April 30, 2007. These shares were issued on April 27, 2007.

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

Acquisition of ProSAT, LLC

On March 23, 2007, pursuant to the terms of a Membership Purchase Agreement, Nayna acquired all of the outstanding membership interests of Professional Satellite & Communications, LLC, (“ProSAT”), a privately held California limited liability company. Under the terms of the Membership Purchase Agreement, the Company agreed to issue 16 million restricted shares of common stock to the members of ProSAT. 2 million of which are being held in escrow for fifteen months to satisfy any indemnification claims by the Company during such period. The Company also agreed to issue 2 million shares in the form of stock options to current ProSAT employees.

As a result of the acquisition the Company has booked $17.4 million of goodwill and has issued the 18 million shares of common stock.

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2007 and June 30, 2006:

	June 30, 2007	June 30, 2006

Computer equipment	1,558	692
Computer software	1,360	1,360
Furniture and fixtures	2	2
	2,820	2,054
Accumulated depreciation and amortization	(2,025)	(1,991)
	$795	$95

NOTE 4: NOTES PAYABLE

Notes Payable

Notes payable at June 30, 2007 and 2006 consist of the following:

	Jun. 30, 2007	Jun. 30, 2006
Short term bridge loan from accredited investors, interest payable at 8% per annum. In addition, the Company issued to the investors warrants to purchase 283,325 shares of common stock, none of which were exercised up to June 30, 2007.	$680		$580
Short term bridge loan from related parties due June 30, 2007, interest payable at 8% per annum. In addition, the Company issued to the investors warrants to purchase 467,665 shares of common stock, none of which were exercised up to June 30, 2007. On June 26, 2007, the related parties agreed to convert this loan and the warrants into 3,997,354 shares of the Company’s common stock.	0		580
Accrued interest on bridge loan	144		93
Notes payable in connection with unsettled claims from acquisition of Xpeed in April 2003, unsecured ($85 due to related parties).	310		310
Notes payable in connection with assumption of liability upon acquisition of Abundance Networks, Inc., unsecured	179		179
Note payable to a foreign bank in connection with assumption of liability upon acquisition of Abundance Networks, Inc. and its foreign subsidiary. The note accrued interest at the rate of 15% and was secured by all the assets of the foreign subsidiary and the personal guarantees of several related parties. The bank foreclosed on the loan, and the Company now owes the balance to the related parties since the bank exercised its guarantees.	691		580
Notes payable to six of nine convertible bond holders as a result of settlement agreements. These notes are secured by the Company’s intellectual property.	2,536
Total notes payable	4,540		2,322
Less: current maturity	(4,540)		(2,322)
	$-	$

In connection with above notes issued in 2005, the Company issued 750,990 warrants to purchase shares of common stock to the bridge loan investors. The warrant prices are fixed and were determined by using the average volume weighted share price for the ten (10) trading days prior to the receipt of the funding and range from $0.71 per share to $2.08 per share and expire three years from the date of the note. The fair value of the warrants was estimated using the Black-Scholes option pricing model and was recorded as warrant liability in accordance with the guidance under EITF 00-19. Assumptions used to value these warrants included that all warrants would be exercised on their respective expiration dates, using annualized volatility rate of 100%, and using risk free interest rate of 4.71%. As of June 30, 2007, warrant liability included the estimated fair value of these warrants of $9.

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

On May 14, 2007, the Company entered into Satisfaction and Release Agreements (“Agreements”) with the six of the nine holders of the callable secured convertible notes and warrants (the “Lenders”). Under these Agreements, the Lenders and the Company have agreed that the Lenders shall accept an aggregate amount of $2,536 as settlement in satisfaction of the amounts owed to the Lenders. $380 (15%) of the aggregate amount is payable within 30 days of the date of the Agreements, and the remaining $2,156 is payable within 180 days of the date of the Agreements. As of June 30, 2007, the Company has not made its required payment of $380. In addition, the Company agrees to honor and the Lenders agrees to limit the exercise of their right of conversion to a number of shares which when combined with all shares obtained upon conversion of the Loan Documents by all of its affiliates (including any past conversions by each Lender or its affiliates) will not exceed, for each of the six Lenders, 4.99% of the total issued and outstanding shares of the Company as of December 31, 2006. The total amount of shares issued to the six Lenders was 7,630,091. The Lenders also agreed to waive any past, existing and future defaults under the original loan documents for a period of 180 days from the date of the Agreements.

The value of the notes held by the remaining three note holders is $600. The Company is working on Satisfaction and Release Agreements with these note holders.

NOTE 4: RELATED PARTY TRANSACTIONS

Prior to the reverse merger in April 2005, Nayna Delaware settled liabilities of $906 assumed in connection with an acquisition in 2003 to a member of the Board of Directors of Nayna Delaware and his affiliates, by paying $334 in cash in 2004 and issuing convertible notes of $589 in 2005. Nayna Delaware also borrowed $300 in 2004 from the same related party upon issuance of convertible debt and $580 in 2005 as a part of bridge loan. The related party converted all of the bridge loan into common stock on June 26, 2007.

As of June 30, 2007 and 2006, the following debts were owed to the related party:

	March 31, 2007	March 31, 2006
Notes payable	$136	$675
Convertible debentures	-	889

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

On April 12, 2007, the Company entered into a Settlement Agreement and Release (the Agreement’) with the leasing company. Under the terms of the Agreement, the Company agreed to pay the sum of $30 to satisfy all outstanding amounts due under the term of the lease. As of June 30, 2007, $10 of the agreed upon settlement amount is past due.

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

NOTE 7: COMMON STOCK (in actual amounts)

As of June 30, 2007, there were 91,662,663 shares of Common Stock issued and outstanding.

NOTE 8: SUBSEQUENT EVENTS

Resignations of Naveen S. Bisht, Tsuyoshi Taira and William Boller

On June 26, 2007, the Board of Directors of Nayna Networks, Inc. accepted the resignation of Naveen S. Bisht as President, CEO and member of the Board of Directors and the resignation of Tsuyoshi Taira as Chairman and member of the Board of Directors. On July 3, 2007, the Board accepted the resignation of William Boller as a member of the Board of Directors. The Board has appointed Suresh R. Pillai as President and a member of the Board of Directors. The Board is actively seeking additional individuals to serve as members of the Board.

Notice of Termination of DIRECTV contract with ProSAT

On July 2, 2007, ProSAT received a notice of termination from DIRECTV, for whom ProSAT acts as an authorized commissioned retailer and authorized commissioned customer referral contractor. This business association represented over 95% of the revenue to ProSAT for the period ended June 30, 2007. The Company is currently formulating its plans relative to the ProSAT subsidiary.

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

On March 23, 2007, pursuant to the terms of a Membership Purchase Agreement, Nayna acquired all of the outstanding membership interests of Professional Satellite & Communications, LLC, (“ProSAT”), a privately held California limited liability company and Alarmco, LLC, a privately held California limited liability closely associated with ProSAT. The businesses formally operated by ProSAT and Alarmco are now operated as subsidiaries of Nayna. These financial statements for the period ended June 30, 2007 include financials for ProSAT from April 1, 2007 to June 30, 2007. On July 2, 2007, ProSAT received a notice of termination from DIRECTV, for whom ProSAT acts as an authorized commissioned retailer and authorized commissioned customer referral contractor. This business association represented over 95% of the revenue to ProSAT for the period ended June 30, 2007. The Company is currently formulating its plans relative to the ProSAT subsidiary.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Revenues, Cost of Sales and Gross Profit

The Company recognized revenue of $4,779 in the three months ended June 30, 2007 and $19 in the three months ended June 30, 2006. Cost of Goods for the three months ended June 30, 2007 was $1,785 versus $48 for the same period in 2006. Gross profit for the three months ended June 30, 2007 and June 30, 2006 was $2,994 and ($29), respectively. The revenue cost of goods and net profit were primarily from the Nayna’s newly acquired subsidiary, ProSAT.

Operating Expenses

Operating expenses include research and development, business development, general and administrative, and goodwill impairment expenses. Total operating expenses for three months ended June 30, 2007 and June 30, 2006 were $885 and $2.3 million, respectively. This decrease of $1.4 million resulted primarily from the following:

Research and development expenditures decreased $401 from $485 in the second quarter of 2006 to $81 in the second quarter of 2007 as a result of a decrease in salaries and wages and other associated expenses.

Business development expenditures increased $1,886 from $115 in the second quarter of 2006 to $2,001 in the second quarter of 2007 as a result of the sales and marketing efforts of the ProSAT subsidiary.

General and administration expenditures increased $110 from $899 in the second quarter of 2006 to $1,009 in the second quarter of 2007 as a result of the incorporation of G&A expenses from ProSAT.

In the second quarter of 2007, there was an adjustment in the goodwill associated with the ProSAT acquisition that resulted in a decrease of ($286) in the amount of goodwill impaired.

Other Expenses

Other expenses include the unrealized gain or loss related to the adjustment of derivative and warrant liability to the fair value of the underlying securities, net interest expense and any gain or loss on the sale of assets. Other expenses for the three months ended June 30, 2007 and June 30, 2006, were ($2,564) and $200 respectively.

Unrealized Gain or Loss Related to the Adjustment of Derivative and Warrant Liability

For the three months ended June 30, 2007, we had unrealized gains related to derivative and warrant liabilities of $2,583 as compared to $245 for the same period in 2005. These gains resulted from the November 2005 securities purchase agreement which provides for the purchase and sale of convertible notes and warrants, and is the result of a rise in the average price of the Company’s stock over the period. This agreement and its accounting treatment for the three months ending June 30, 2006 are described below under Liquidity and Capital Resources.

Net Interest Expense

Net interest expense for the three months ended June 30, 2007 and June 30, 2006, was $19 and $(97), respectively. This increase of $116 was primarily due to interest earned on deposits by the ProSAT subsidiary.

Gain (loss) on sale of assets

There was no gain or loss on the sale of assets during three months ended June 30, 2007. There was a gain of $53 in the three months ended June 30, 2006. This gain was from the sale and lease back of certain equipment in 2005.

Net Income (Loss)

As a result of the foregoing factors, for the three months ended June 30, 2007, the Company incurred net income of $2.753 million versus a net loss of ($1,328) for the three months ended June 30, 2006.

Factoring out the gain resulting from the derivative and warrant liability, net income for the three months ended June 30, 2007 is $170. This net income is primarily the result of the Company’s ProSAT acquisition.

Liquidity and Capital Resources

As of June 30, 2007, the Company has cash and cash equivalents on hand of $145. The loss of the DIRECTV contract will impact the Company’s cash flow going forward. The Company expects to raise additional capital in 2007 to fund its operations.

Risk Factors

Our business is subject to certain risks and uncertainties, each of which could materially adversely affect our business, financial condition, cash flows and results of operations.

LOSS OF OUR DIRECTV CONTRACT WILL SIGNIFICANTLY IMPACT OUR BUSINESS.

The loss of our contract with DIRECTV will have a significant impact on our business. We will have to reorient the ProSAT operation to other sales opportunities and manage our cash flow so that we can support the entire business until these opportunities, and opportunities on the telecom side of the business, are realized.

FAILURE TO RAISE ADDITIONAL CAPITAL WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO FUND OUR GROWTH OPPORTUNITIES.

We anticipate that our currently available funds are sufficient to meet our needs for working capital, capital expenditures and business expansion until the end of September 2007. Thereafter, we will need to raise additional funds. We have also been in discussions with investment advisors in an effort to raise additional funds. We cannot assure you that that additional capital will be available on terms acceptable to us, or at all. If we are unable to raise sufficient capital we will not be able to continue operations or to achieve our business objectives.

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

We are authorized to issue up to 1,000,000,000 shares of common stock. As of June 30, 2007, 5,967,480 shares of common stock were reserved under the 2000 Stock Option Plan, 5,000,000 shares of common stock were reserved under the 2006 Executive Stock Option Plan, 755,565 shares of common stock were reserved for issuance upon exercise of our outstanding warrants and options other than those issued in connection with the notes and debentures, and an additional 70,892,808 shares of common stock were reserved for issuance upon conversion of the notes and debentures and exercise of the warrants issued in connection with the notes and bridge loans. As of June 30, 2007, there were 91,662,663 shares of common stock outstanding. Of these outstanding shares, 16,389,353 shares were freely tradable without restriction under the Securities Act of 1933, as amended, unless held by affiliates.

As of June 30, 2007, $600,000 of the principal amount of callable secured convertible notes were issued and outstanding. The notes are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the lesser of the (a) then current variable conversion price and (b) $0.68 per share. If converted on June 30, 2007, the $600,000 principal amount of notes would have been convertible into 24,512,019 shares of our common stock, but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

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

Under the registration rights agreement, since the registration statement relating to the convertible notes and warrants was not declared effective by the Securities and Exchange Commission on or before March 17, 2006 or the investors cannot make sales under the registration statement for any period of time after the registration statement is declared effective, we are obligated to pay a registration default fee to the 8% note holders equal to the principal of the note outstanding multiplied by .02 multiplied by the sum of the number of additional months required for the registration statement to become effective (or on a pro rata basis). For example, if the registration statement became effective one (1) month after March 17, 2006, we would pay $5,000 for each $250,000 of outstanding note principal amount. If thereafter, sales could not be made pursuant to the registration statement for an additional period of one (1) month, we would pay an additional $5,000 for each $250,000 of outstanding note principal amount. Accordingly, failure to have the registration statement declared effective by June 17, 2006 has resulted in the assessment of liquidated damages in the amount of $768,000 and will continue to result in the assessment of $64,000 per month for each additional month until the registration statement is declared effective.

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

As of June 30, 2007, we had 91,662,663 shares of our common stock issued and outstanding of which 16,389,353 shares are freely tradable shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale.

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

On November 17, 2005, Siemens Shared Services, LLC filed a law suit with the Superior Court of New Jersey in Middlesex County against us claiming damages of $216,000 plus interest and legal fees in connection with the non-payment of a portion of the debt we assumed in connection with our acquisition of Xpeed Communications, Inc. In the second quarter of 2007, the court ruled in favor of Siemens. The Company has accrued a liability of $225,000 for this matter.

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

The Company’s ProSAT subsidiary has several lawsuits pending from vendors from whom it contracted advertising. ProSAT is currently negotiating with these vendors.

ProSAT also had a class action lawsuit filed against it relative to claims by employees that ProSAT improperly deducted certain expenses from their wages prior to the merger with Nayna. ProSAT as entered into a settlement agreement and, as of August 2007, has satisfied all terms of the settlement agreement thus settling this matter.

ProSAT has entered into another settlement agreement with an investor who claimed ProSAT management did not follow through on an agreement relative to his investment. The settlement agreement involves a series of payments to this individual. ProSAT is in the process of making these payments.

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

Nayna Networks, Inc.

Dated: August 20, 2007	By:	/s/ Suresh R. Pillai
Suresh R. Pillai, President

Dated: August 20, 2007	By:	/s/ Thomas Richtarich
Thomas Richtarich, CFO