Form 10QSB
period 2007-09-30
Nayna Networks, Inc.
filed 2007-11-14
CIK 769591

  U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common stock, par value $0.0001, 91,662,663 shares outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)
(Unaudited)

	Sept. 30, 2007	Sept. 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$(40)	$(27)
Restricted cash		44
Accounts receivable, net of allowances of $374 for bad debts	713	455
Prepaid expenses and other current assets	99	91
Total current assets	772	563

Property and equipment, net	790	76
Goodwill	20,656	2,741
Other assets	400	419

Total assets	$22,619	$3,799

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and current liabilities	$21,982	$6,508
Notes payable	1,020	2,464
Notes payable to related parties	927
Secured notes payable	2,536
Callable secured convertible debt and accrued interest		63
Convertible debt derivatives	1,110	4,736
Warranty liability	13	48
Total current liabilities	27,588	13,819

Long term liabilities
Deferred gain, less current portion
Long term capital lease, less current portion	5
Total long-term liabilities	5

Total liabilities	27,593	13,819

Stockholders’ equity:
Common Stock: $0.001 par value, 1,000,000,000 shares authorized at September 30, 2007 and 91,662,663 shares issued and outstanding as of September 30, 2007	9	4
Additional paid-in-capital	67,975	60,709
Deferred stock option compensation		(453)
Deficit accumulated during the development stage	(72,959)	(70,280)
Total stockholders’ (deficit) equity	(4,974)	(10,020)

Total liabilities and stockholders’ equity	$22,619	$3,799

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended Sept. 30,		Cumulative Period from February 10, 2000 (date of inception) to
	2007	2006	Sept. 30, 2007
Revenues	$956	$0	$6,768
Cost of goods	357	0	2,666
Gross profit	599	0	4,102

Operating expenses:
Research and development	154	262	44,336
Business development	829	89	6,765
General and administrative	415	1,059	14,717
Goodwill impairment			10,648
Total operating expenses	1,398	1,410	76,466

Income (loss) from operations	(799)	(1,410)	(72,364)

Unrealized gain (loss) related to derivative and warrant liability		(1,339)	(2,669)
Interest expense, net	19	(55)	1,114
Gain (loss) on sale of assets		53	330

Net income (loss)	$(818)	$(2,751)	$(73,590)

Weighted shares outstanding
Basic and diluted	91,662,663	42,586,732

Net income (loss) per share:
Basic and diluted	$(0.009)	$(0.065)

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended Sept. 30,		Cumulative Period from February 10, 2000 (date of inception) to
	2007	2006	Sept. 30, 2007
Revenues	$6,288	$336	$6,768
Cost of goods	2,342	317	2,666
Gross profit	3,946	19	4,102

Operating expenses:
Research and development	347	1,462	44,336
Business development	2,964	377	6,765
General and administrative	2,330	3,345	14,717
Goodwill impairment			10,648
Total operating expenses	5,640	5,183	76,466

Income (loss) from operations	(1,694)	(5,164)	(72,364)

Unrealized gain (loss) related to derivative and warrant liability	12,414	(555)	(2,669)
Interest expense, net	137	(269)	1,114
Gain (loss) on sale of assets		158	330

Net income (loss)	$10,857	$(5,831)	$(73,590)

Weighted shares outstanding
Basic and diluted	70,062,672	41,032,390

Net income (loss) per share:
Basic and diluted	$0.155	$(0.14)

See accompanied notes to these unaudited condensed consolidated financial statements

NAYNA NETWORKS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(Unaudited)

					Cumulative
					Period from
					February 10,
					2000 (date of
					inception) to
	Nine Months Ended Sept. 30,				Sept. 30,
	2007		2006		2007

Cash flows from operating activities:
Net loss		$10,870		$(5,832)	(73,576)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation		(1,974)		1,001	2,335
Gain (loss) on sale of property and equipment				(158)	784
Impairment of goodwill and other intangible assets related to acquisitions		(286)			10,362
Noncash charges related to stock options		566			1,244
Noncash charges related to issuance of common stock for legal and professional services				255	843
Noncash interest expense related to issuance of convertible debt		(137)		177	396
Unrealized loss (gain) related to adjustment of derivative and warrant liability to fair value of underlying securities		(12,414)		555	2,669
Amortization of financing costs		(358)		38	(276)
Amortization of discount on warrants associated with equipment financing					202
Changes in operating assets and liabilities:
Restricted cash		44			(121)
Accounts receivable		(478)		(428)	(521)
Prepaid expenses and other current assets		(37)		(12)	(128)
Other assets		92		81	(194)
Accounts payable and accrued liabilities		27,555		1,683	25,605
Net cash used in operating activities		$23,444		$(2,640)	$(30,377)

Cash flows from investing activities:
Purchase of property and equipment		$882		$(11)	$(369)
Proceeds from sale of property and equipment					1,076
Costs associated with acquisition of ProSAT		(20,945)			(20,945)
Costs associated with acquisition of Xpeed, Inc.					(3,685)
Net cash provided (used) in investing activities		$(20,063)		$(11)	$(23,923)

Cash flows from financing activities:
Loan proceeds		$(580)		$822	$1,005
Payments on capital lease obligations and loan facility					(5,735)
Proceeds from issuance of common stock, net of repurchases		5		20	254
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs				-	11,953
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs				-	35,897
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs					3,399
Proceeds from (payments to) issuance of convertible debt		(5,742)			(4,276)
Proceeds from (payments to) issuance of secured notes		2,473			5,447
Net cash provided (used) by financing activities		$(3,844)		$842	$47,944

Net decrease in cash and cash equivalents		$(464)		$(1,809)	$

Cash and cash equivalents at beginning of period		$424		$1,782	$
Cash and cash equivalents at end of period		$(40)		$(27)	$

Non-cash financing activities
Conversion of preferred stock into common	$		$
Shares issued upon conversion of debentures	$			$$2,339
Shares issued for purchase of intangibles	$			$$1,150
Shares issued for services or settlement of claims	$			$$674

Accompanied notes are an integral part of these financial statements.

NOTE 1: THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Nayna Networks, Inc., (the “Company” or “Nayna”), is engaged in the development of next-generation broadband access networking solutions, also known as Ethernet in the First Mile for the secure communications market and its principal product is ExpressSTREAM. Through its recent acquisition, ProSAT Communications, LLC, (ProSAT) the company provided residential broadband satellite solutions. The company, together with the companies it has acquired, has raised more than $65 million in venture capital investment over the six years of its existence, substantially all of which has been spent on research and development activities. The current company was formed in April 2005 as a result of a merger and plan of reorganization between Rescon Technology Corporation (“Rescon”), a Nevada corporation and publicly traded company and Nayna Networks, Inc., a Delaware corporation and a private company (“Nayna Delaware”). Following the merger, Rescon Technology Corporation changed its name to Nayna Networks, Inc. (“Nayna”)

The Company has incurred losses since its inception, however, the recent acquisition of ProSAT has allowed the Company to achieve profitability in the second quarter. The loss of ProSAT’s major contract in July has resulted in a loss for the current quarter and the Company does not anticipate that it will be able to generate sufficient cash flows from operations to support its operations in the immediate future. Therefore, the Company plans to raise additional capital during the remainder of 2007 and in the first quarter of 2008. Failure to generate sufficient cash flows from operations, raise additional financing or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The information contained herein has been prepared by the Company in accordance with the rules of the Commission. The financial information contained herein as of September 30, 2007, for the three months and nine months ended September 30, 2007 and 2006, and for the cumulative period from February 10, 2000 (date of inception) to September 30, 2007 is unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

All amounts set forth in these Notes to the Condensed Consolidated Financial Statements are in thousands (000’s), except share and per share data (except where specifically noted otherwise).

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended September 30, 2007 such that expense was recorded only for those stock-based awards that are expected to vest. Total stock-based compensation for the three months ended September 30, 2007 was $0.

Income (loss) per common share

Income (loss) per common share is calculated based on the consolidated net income (loss) for the period divided by the weighted average number of common shares outstanding as of September 30, 2007 and 2006. Common stock equivalents are not included, as their effect would be antidilutive.

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

Acquisition of Abundance Networks, LLC

On January 20, 2006, the Company completed the acquisition of substantially all of the assets, including all of its intellectual property and all outstanding capital stock of Abundance Networks, LLC (“AN”) and its wholly-owned subsidiary, Abundance Networks (India) Pvt. Ltd. (“ANI India”), and certain of the liabilities, including approximately $600 of bank debt of ANI India, pursuant to the terms of an Asset Purchase Agreement. AN is now a wholly-owned subsidiary of the Company known as Nayna Networks Broadband, Inc. AN had been a privately held company located in Shelton, Connecticut, that provided Ethernet over SONET/SDH, enterprise-class network products and services.

Under the terms of the Asset Purchase Agreement, substantially all of AN's assets and certain of its liabilities were transferred to a wholly-owned subsidiary of the Company, and the Company issued shares of its common stock to AN. At the closing, Nayna issued ANI 1,150,000 shares (the "Initial Issue") plus the number of shares obtained by dividing $500 by the average of the closing prices of the Company’s common stock during the twenty consecutive trading days ending one day prior to the closing date, as traded on the OTCBB, the actual shares issued were 1,020,408 shares of common stock, or a total of 2,170,408. 350,000 of the shares (the "Indemnification Shares") are being held in escrow for fifteen months to satisfy any indemnification claims by the Company during such period (the "Indemnification Period"). Up to an additional 1,750,000 shares (the "Earnout Shares") may be issued to AN, based on achievement of certain revenue and earnings milestones. If (a) on the one-year anniversary of the closing, the Original Issue shares do not have an average closing price of at least $2.00 per share, or (b) on the conclusion of the Indemnification Period, the Indemnification Shares do not have an average closing price of at least $2.00 per share, or (c) on the date that any of the Earnout Shares become due and issuable, any such Earnout Shares do not have an average closing price of at least $2.00 per share, such issuances are subject to a true-up calculation, whereby, the total number of shares issued may be adjusted by multiplying the original number of shares issued by $2.00 and dividing by the average of the closing prices of Nayna's common stock during the twenty consecutive trading days ending one day prior to the date of the adjustment , as traded on the OTCBB (or other national exchange) (each such adjustment, a "True-up").

On April 17, 2007, the Company and Abundance entered into Amendment No. 2 to the Asset Purchase Agreement by and among us, Abundance Networks, Inc., a Delaware corporation and wholly-owned subsidiary, Abundance Networks, LLC, a Delaware limited liability company and Abundance Networks (India) Pvt Ltd, an India private limited company which provides that we will issue 4,500,000 shares to Abundance in full satisfaction of all remaining obligations to issues stock under the original Asset Purchase Agreement. In that second amendment, the Parties agreed to delete the section in the Agreement that called for Nayna to issue more shares to AN in order to true up the Initial shares if the Average Closing Price of Nayna Common Stock for the twenty-day period prior to January 20, 2007 was not $2.00. The Parties also agreed to delete the section in the Agreement that called for Nayna to issue more shares to AN in order to true up the Indemnification shares if the Average Closing Price of Nayna Common Stock for the twenty-day period prior to April 20, 2007 was not $2.00. The Parties also agreed to delete the section in the Agreement that called for Nayna to issue more shares to AN if certain revenue and margin targets were met for the period January 20, 2006 through March 31, 2007. The Parties agreed that, in return, Nayna would issue AN 4,500,000 shares of Nayna Common Stock on or before April 30, 2007. These shares were issued on April 27, 2007.

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2007 and September 30, 2006:

	Sept. 30, 2007	Sept. 30, 2006

Computer equipment	1,557	692
Computer software	1,359	1,360
Furniture and fixtures	2	2
	2,820	2,054
Accumulated depreciation and amortization	(2,029)	(1,991)
	$791	$95

NOTE 4: NOTES PAYABLE

Notes Payable

Notes payable at September 30, 2007 and 2006 consist of the following:

	Sept. 30, 2007	Sept. 30, 2006
Short term bridge loan from accredited investors, interest payable at 8% per annum. In addition, the Company issued to the investors warrants to purchase 283,325 shares of common stock, none of which were exercised up to September 30, 2007.	$680		$580
Short term bridge loan from related parties due September 30, 2007, interest payable at 8% per annum. In addition, the Company issued to the investors warrants to purchase 467,665 shares of common stock, none of which were exercised up to September 30, 2007. On June 26, 2007, the related parties agreed to convert this loan and the warrants into 3,997,354 shares of the Company’s common stock.	0		580
Accrued interest on bridge loan	144		93
Notes payable in connection with unsettled claims from acquisition of Xpeed in April 2003, unsecured ($85 due to related parties).	310		310
Notes payable in connection with assumption of liability upon acquisition of Abundance Networks, Inc., unsecured	179		179
Note payable to a foreign bank in connection with assumption of liability upon acquisition of Abundance Networks, Inc. and its foreign subsidiary. The note accrued interest at the rate of 15% and was secured by all the assets of the foreign subsidiary and the personal guarantees of several related parties. The bank foreclosed on the loan, and the Company now owes the balance to the related parties since the bank exercised its guarantees.	691		580
Notes payable to six of nine convertible bond holders as a result of settlement agreements. These notes are secured by the Company’s intellectual property.	2,536
Total notes payable	4,540		2,322
Less: current maturity	(4,540)		(2,322)
	$-	$

In connection with above notes issued in 2005, the Company issued 750,990 warrants to purchase shares of common stock to the bridge loan investors. The warrant prices are fixed and were determined by using the average volume weighted share price for the ten (10) trading days prior to the receipt of the funding and range from $0.71 per share to $2.08 per share and expire three years from the date of the note. The fair value of the warrants was estimated using the Black-Scholes option pricing model and was recorded as warrant liability in accordance with the guidance under EITF 00-19. Assumptions used to value these warrants included that all warrants would be exercised on their respective expiration dates, using annualized volatility rate of 100%, and using risk free interest rate of 4.71%. As of September 30, 2007, warrant liability included the estimated fair value of these warrants of $9.

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

As of September 30, 2007 and 2006, the following debts were owed to the related party:

	Sept. 30, 2007	Sept. 30, 2006
Notes payable	$136	$675
Convertible debentures	-	889

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

On April 12, 2007, the Company entered into a Settlement Agreement and Release (the Agreement’) with the leasing company. Under the terms of the Agreement, the Company agreed to pay the sum of $30 to satisfy all outstanding amounts due under the term of the lease. As of September 30, 2007, $10 of the agreed upon settlement amount is past due.

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

NOTE 7: COMMON STOCK (in actual amounts)

As of September 30, 2007, there were 91,662,663 shares of Common Stock issued and outstanding.

NOTE 8: SUBSEQUENT EVENTS

There have been no subsequent events after the close of the third quarter.

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

OVERVIEW

Headquartered in Santa Clara, CA, Nayna Networks, Inc., ("Nayna" or the "Company") is a hardware and software development company that designs, develops and markets next generation broadband access solutions, also known as Ethernet in the First Mile ("EFM") for the secure communications market. The Company acquired Professional Satellite & Communications, LLC, (“ProSAT”) to provide a new line of products and services that Nayna expects will complement its existing terrestrial based offerings. ProSAT was a leading third party marketing and customer acquisition vehicle for DirecTV™ throughout the United States. ProSAT offered standard and high definition television equipment installation. It was an authorized reselling partner of DirecTV’s satellite TV services including premium channel offerings. DirecTV is one of the top two leading satellite services providers in the United States.

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

On March 23, 2007, pursuant to the terms of a Membership Purchase Agreement, Nayna acquired all of the outstanding membership interests of Professional Satellite & Communications, LLC, (“ProSAT”), a privately held California limited liability company and Alarmco, LLC, a privately held California limited liability closely associated with ProSAT. The businesses formally operated by ProSAT and Alarmco are now operated as subsidiaries of Nayna. These financial statements for the period ended September 30, 2007 include financials for ProSAT.

On July 2, 2007, ProSAT received a notice of termination from DIRECTV, for whom ProSAT acts as an authorized commissioned retailer and authorized commissioned customer referral contractor. This business association represented over 95% of the revenue to ProSAT for the period ended June 30, 2007. The Company is currently formulating its plans relative to the ProSAT subsidiary.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues, Cost of Sales and Gross Profit

The Company recognized revenue of $956 in the three months ended September 30, 2007 and $0 in the three months ended September 30, 2006. Cost of Goods for the three months ended September 30, 2007 was $357 versus $0 for the same period in 2006. Gross profit for the three months ended September 30, 2007 and September 30, 2006 was $599 and $0, respectively. The revenue, cost of goods and net profit was entirely from Nayna’s newly acquired subsidiary, ProSAT.

Operating Expenses

Operating expenses include research and development, business development, general and administrative, and goodwill impairment expenses. Total operating expenses for three months ended September 30, 2007 and September 30, 2006 were $1,398 and $1,410, respectively. This decrease of $12 resulted primarily from the following:

Research and development expenditures decreased $108 from $268 in the third quarter of 2006 to $154 in the third quarter of 2007 as a result of a decrease in salaries and wages and other associated expenses.

Business development expenditures increased $780 from $89 in the third quarter of 2006 to $829 in the third quarter of 2007 as a result of the sales and marketing efforts of the ProSAT subsidiary.

General and administration expenditures decreased $644 from $1,059 in the third quarter of 2006 to $415 in the third quarter of 2007 as a result of reduction in G&A expenses in both the Nayna and ProSAT operations.

Other Expenses

Other expenses include the unrealized gain or loss related to the adjustment of derivative and warrant liability to the fair value of the underlying securities, net interest expense and any gain or loss on the sale of assets. Other expenses for the three months ended September 30, 2007 and September 30, 2006, were $19 and ($1,341) respectively.

Unrealized Gain or Loss Related to the Adjustment of Derivative and Warrant Liability

For the three months ended September 30, 2007, we had no unrealized gains related to derivative and warrant liabilities as compared to ($1,339) for the same period in 2006. These gains resulted from the November 2005 securities purchase agreement which provides for the purchase and sale of convertible notes and warrants, and is the result of a rise in the average price of the Company’s stock over the period.

Net Interest Expense

Net interest expense for the three months ended September 30, 2007 and September 30, 2006, was $19 and $(55), respectively. This increase of $74 was primarily due to interest earned on deposits by the ProSAT subsidiary.

Gain (loss) on sale of assets

There was no gain or loss on the sale of assets during three months ended September 30, 2007. There was a gain of $53 in the three months ended September 30, 2006. This gain was from the sale and lease back of certain equipment in 2005.

Net Income (Loss)

As a result of the foregoing factors, for the three months ended September 30, 2007, the Company incurred a net loss of ($818) versus a net loss of ($2.751) for the three months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, the Company has cash and cash equivalents on hand of ($40). The loss of the DIRECTV contract will impact the Company’s cash flow going forward. The Company expects to raise additional capital in 2007 to fund its operations.

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

We are authorized to issue up to 1,000,000,000 shares of common stock. As of September 30, 2007, 5,967,480 shares of common stock were reserved under the 2000 Stock Option Plan, 5,000,000 shares of common stock were reserved under the 2006 Executive Stock Option Plan, 755,565 shares of common stock were reserved for issuance upon exercise of our outstanding warrants and options other than those issued in connection with the notes and debentures, and an additional 70,892,808 shares of common stock were reserved for issuance upon conversion of the notes and debentures and exercise of the warrants issued in connection with the notes and bridge loans. As of September 30, 2007, there were 91,662,663 shares of common stock outstanding. Of these outstanding shares, 19,025,273 shares were freely tradable without restriction under the Securities Act of 1933, as amended, unless held by affiliates.

As of September 30, 2007, $600,000 of the principal amount of callable secured convertible notes were issued and outstanding. The notes are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the lesser of the (a) then current variable conversion price and (b) $0.68 per share. If converted on September 30, 2007, the $600,000 principal amount of notes would have been convertible into 24,512,019 shares of our common stock, but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

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

We may experience substantial decreases in future operating results due to the erosion of our average selling prices. We expect competitive pressures to remain high due to outsourcing and technological progress and uncertainty of the broader economy. To mitigate the effects of price erosion, we are implementing outsourcing plans to reduce our costs. Our acquisition of Abundance Networks, with offices in Mumbai India, directly addresses the globalization trend, provides us with direct access to lower cost engineering talent and a lower cost sales channel to greater India. Furthermore, we use contract manufacturers for the production of our products and thus we are well positioned to meet customer demand at market prices by building in low cost off shore locations.

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

As of September 30, 2007, we had 91,662,663 shares of our common stock issued and outstanding of which 19,025,273 shares are freely tradable shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale.

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

ProSAT has entered into another settlement agreement with an investor who claimed ProSAT management did not follow through on an agreement relative to his investment. The settlement agreement involves a series of payments to this individual. ProSAT has not made payments on this agreement since July 2007.

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

Nayna Networks, Inc.

Dated: November 14, 2007	By:	/s/ Suresh R. Pillai
Suresh R. Pillai, President

Dated: November 14, 2007	By:	/s/ Thomas Richtarich
Thomas Richtarich, CFO